Form 10-Q
period 2008-05-31
Cyber Supply Inc.
filed 2008-07-14
CIK 1432754

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-150439

CYBER SUPPLY INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

151-1201 LaRose Ave.
Toronto, Ontario
Canada M9P 1B3
(Address of principal executive offices, including zip code.)

(866) 534-5869
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,150,000 as of June 30, 2008.

===============================================================================================

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

May 31, 2008

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	May 31,	February 29,
	2008	2008

ASSETS

Cash and cash equivalents	$74,917	$10,030

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Advances from related party	$-	$24,990

TOTAL CURRENT LIABILITIES	-	24,990

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,150,000 and 5,000,000 shares issued and outstanding	61	50
Additional paid-in capital	114,989	-
Deficit accumulated during development stage	(40,133)	(15,010)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	74,917	(14,960)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$74,917	$10,030

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)
	Three Months	Inception (February 12,
	Ended	2008) through
	May 31,2008	May 31, 2008

EXPENSES
Consulting	$7,750	$7,750
General and administrative	437	447
Legal and accounting	16,936	31,936

NET LOSS	$(25,123)	$(40,133)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,178,370

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Three		Inception (February 12,
		Months Ended		2008) through
		May 31, 2008		May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(25,123)		$(40,133)

Net cash used in operating activities		(25,123)		(40,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party, net		(24,990) 115,000		- 115,050
Proceeds from issuance of common stock
Net cash provided by financing activities		90,010		115,050

Net change in cash		64,887		74,917

Cash, beginning of period		10,030		-

Cash, end of period		$74,917		$74,917

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$	- -
Income taxes paid	$		$

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
Notes to the Financial Statements

(Unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited interim financial statements of Cyber Supply Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cyber Supply's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Cyber Supply's fiscal 2008 financial statements have been omitted.

Note 2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies Cyber Supply will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Cyber Supply be unable to continue as a going concern. As of May 31, 2008, Cyber Supply has not generated revenues and has accumulated losses of $40,133 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

Note 3.     Related Party Transactions

During the first quarter of fiscal 2009, the company repaid its president and sole director, Ms. Shostak,$24,990 for advances made to Cyber Supply from the prior year.

Note 4.     Shareholders' Equity

During the first quarter of fiscal 2009, Cyber Supply sold 1,150,000 shares of common stock to investors for total proceeds of $115,000 in our public offering.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations.

     To meet our need for cash we are attempting to raise money through our public offering. We believe that we will be able to raise enough money through the offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with equipment and products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

     If we raise less than the maximum amount and we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     Upon completion of our public offering, our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the salon industry. We intend to accomplish the foregoing by the following steps.

     1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

     2. After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take approximately a week. We have allocated $15,000 for the initial setup of the office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

     3. We plan to retain a website developer to create a state-of-the-art website to promote our products. We expect to spend $15,000 to $30,000 for the website which will include graphics and links from our site. We also intend to begin sourcing out suppliers to offer their products for sale on our website and/or to provide a direct link from our site to theirs. We intend to locate and negotiate with large industry leaders such as Wella and Redken among others, to offer the best products and pricing on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information that will enhance the operations knowledge of salon owners and operators. We will also source-out and identify salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing suppliers and customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost up to $20,000 and could take up to four months.

     4. Marketing and advertising will be focused on promoting our website to prospective product manufacturers and salon owners/operators and purchasing agents based on the list of prospects developed from our database and market survey. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in trade magazines, fashion magazines, women's magazines, attending conferences and conventions within the beauty/health arena, newspaper advertising, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $30,000.

     5. Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

     We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two large manufacturers to offer their products for sale on our website or to enable us to provide a direct link from our website to theirs with a pre-arranged fee structure in place. We expect to be profitable within 12 months of completion of our offering.

     We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on February 12, 2008 to May 31, 2008

     During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "www.cybersupplyinc.com ." Our loss since inception is $40,133 of which $39,686 is for legal, accounting and consulting fees. We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 100 days after we complete our offering.

     Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 1,150,000 shares to the public investors for $115,000.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. During the first quarter of fiscal 2009, we sold 1,150,000 shares of common stock at $0.10 per share for cash proceeds of $115,000 through the public offering which is still in the process of raising funds.

     As of May 31, 2008, our total assets were $74,917 consisting of cash.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that our current disclosure controls and procedures provide her with reasonable assurance that they are effective to provide her with timely material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

     Annual report on internal control over financial reporting. Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending February 28, 2009. We expect to begin the process during this fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934.)

      Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 in our public offering. As of May 31, 2008, the Company has 6,150,000 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses as follows:

Total raised as of May 31, 2008	$115,000

Accounting and Legal Fees	$16,936
Consulting Fees	$7,750
Repayment of Officers Loans	$24,990
Total remaining	$65,324

ITEM 6.     EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of July, 2008.

CYBER SUPPLY INC.

BY:  MARIA SHOSTAK
        Maria Shostak, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        Principal Accounting Officer and sole member of
        the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.