Form 10-Q
period 2008-08-31
Cyber Supply Inc.
filed 2008-10-15
CIK 1432754

=================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2008

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
YES [   ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,150,000 as of October 15, 2008.

======================================================================================================================

CYBER SUPPLY INC.

FORM 10-Q
August 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

August 31, 2008

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	August 31,	February 29,
	2008	2008

ASSETS

Cash and cash equivalents	$62,801	$10,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advances from related party	$-	$24,990

TOTAL CURRENT LIABILITIES	-	24,990

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,150,000 and 5,000,000 shares issued and outstanding	61	50
Additional paid-in capital	96,846	-
Deficit accumulated during development stage	(34,106)	(15,010)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	62,801	(14,960)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$62,801	$10,030

The accompanying notes are an integral part of these financial statements.

	CYBER SUPPLY INC.
	(A Development Stage Company)
	STATEMENTS OF EXPENSES
	(unaudited)
	Three Months	Six Months	Inception (February 12,
	Ended	Ended	2008) through
	August 31,2008	August 31,2008	August 31, 2008

EXPENSES
Consulting	$9,567	$9,610	$9,610
General and administrative	49	486	496
Legal and accounting	2,500	9,000	24,000

NET LOSS	$(12,116)	$(19,096)	$(34,106)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,150,000
		5,664,185

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Six		Inception (February 12,
		Months Ended		2008) through
		August 31, 2008		August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(19,096)		$(34,106)

Net cash used in operating activities		(19,096)		(34,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party, net		(24,990) 96,857		- 96,907
Proceeds from issuance of common stock, net of issuance costs of $18,143
Net cash provided by financing activities		71,867		96,907

Net change in cash		52,771		62,801

Cash, beginning of period		10,030		-

Cash, end of period		$62,801		$62,801

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$	- -
Income taxes paid	$		$

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cyber Supply Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cyber Supply's Annual Report filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments and the restatement adjustment (see Note 5), necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Cyber Supply's fiscal 2008 financial statements have been omitted.

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Cyber Supply will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Cyber Supply be unable to continue as a going concern. As of August 31, 2008, Cyber Supply has not generated revenues and has accumulated losses of $34,106 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the first quarter of fiscal 2009, the company repaid its president and sole director, Ms. Shostak, $24,990 for advances made to Cyber Supply from the prior year.

NOTE 4.     SHAREHOLDERS' EQUITY

During the first quarter of fiscal 2009, Cyber Supply sold 1,150,000 shares of common stock to investors for total proceeds of $115,000 (net of issuance costs of $18,143) in our public offering.

CYBER SUPPLY INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 5.     RESTATEMENT

Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended May 31, 2008, we concluded that based on our review of our expenses, we would need to restate our interim financial statements for the three months ended May 31, 2008. Incremental direct costs totaling $18,143, comprised primarily of consulting and legal fees, incurred to issue shares (see Note 4) should have been classified as equity and treated as a reduction of the proceeds rather than charged to current operations. The restatement for such amounts reflects our best estimate that should have been recognized in the respective periods. The following tables set forth the effects of the restatement on certain line items within our unaudited statements of expenses and cash flows for the three months ended May 31, 2008 and for the period from inception (February 12, 2008) through May 31, 2008, and balance sheet as of May 31, 2008.

Statement of Expenses changes:
Net loss	Three months ended May 31, 2008	Inception (February 12, 2008) through May 31, 2008
As previously reported	$25,123	$40,133
As restated	$6,980	$21,990
Basic and diluted loss per common share
As previously reported	$0.00	-
As restated	$0.00	-

Statement of Cash Flows changes:
Net cash used in operating activities
As previously reported	$25,123	$40,133
As restated	$6,980	$21,990
Net cash provided by financing activities
As previously reported	$90,010	$115,050
As restated	$71,867	$96,907

CYBER SUPPLY INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

Balance Sheet changes:
Stockholders' Equity	May 31, 2008
As previously reported	$74,917
As restated	$56,774

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

Results of operations

From Inception on February 12, 2008 to August 31, 2008

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "www.cybersupplyinc.com." Our loss since inception is $34,106 of which $33,610 is for legal, accounting and consulting fees. We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 100 days after we complete our offering.

    Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 1,150,000 shares to the public investors for $115,000 (net of issuance costs of $18,143).

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. During the first quarter of fiscal 2009, we sold 1,150,000 shares of common stock at $0.10 per share for cash proceeds of $115,000 (net of issuance costs of $18,143) through the public offering which is still in the process of raising funds.

    As of August 31, 2008, our total assets were $62,801 consisting of cash.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were ineffective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On March 17, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of August 31, 2008, the Company has 6,150,000 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total raised as of August 31,2008	$115,000

Accounting and Legal Fees	$19,436
Consulting Fees	$17,317
Repayment of Officers Loans	$24,990
Total remaining	$53,257

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2008.

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

 Print PDF Version