Form 10-Q
period 2008-11-30
Cyber Supply Inc.
filed 2009-01-14
CIK 1432754

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2008

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,150,000 as of January 13, 2009.

==========================================================================================================

CYBER SUPPLY INC.

FORM 10-Q
November 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

November 30, 2008

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	November 30,	February 29,
	2008	2008

ASSETS

Cash and cash equivalents	$34,883	$10,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advances from related party	$-	$24,990

TOTAL CURRENT LIABILITIES	-	24,990

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,150,000 and 5,000,000 shares issued and outstanding	61	50
Additional paid-in capital	96,846	-
Deficit accumulated during development stage	(62,024)	(15,010)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	34,883	(14,960)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,883	$10,030

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)
	Three Months	Nine Months	Inception (February 12,
	Ended	Ended	2008) through
	November 30, 2008	November 30, 2008	November 30, 2008

EXPENSES
Consulting	$27,210	$36,820	$36,820
General and administrative	208	694	704
Legal and accounting	500	9,500	24,500

NET LOSS	$(27,918)	$(47,014)	$(62,024)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,150,000	5,824,945

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Nine		Inception (February 12,
		Months Ended		2008) through
		November 30, 2008		November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(47,014)		$(62,024)

Net cash used in operating activities		(47,014)		(62,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party, net		(24,990) 96,857		- 96,907
Proceeds from issuance of common stock, net of issuance costs of $18,143
Net cash provided by financing activities		71,867		96,907

Net change in cash		24,853		34,883

Cash, beginning of period		10,030		-

Cash, end of period		$34,883		$34,883

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$	- -
Income taxes paid	$		$

The accompanying notes are an integral part of these unaudited financial statements.

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

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Cyber Supply will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Cyber Supply be unable to continue as a going concern. As of November 30, 2008, Cyber Supply has not generated revenues and has accumulated losses of $62,024 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the first quarter of fiscal 2009, the company repaid its president and sole director, Ms. Shostak, $24,990 for advances made to Cyber Supply from the prior year.

NOTE 4.     SHAREHOLDERS' EQUITY

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and during the first quarter of fiscal 2009, Cyber Supply sold 1,150,000 shares of common stock to investors for total proceeds of $115,000 (net of issuance costs of $18,143) in our public offering.

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

Results of operations

From Inception on February 12, 2008 to November 30, 2008

    During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have reserved the domain name "www.cybersupplyinc.com." Our loss since inception is $62,024. We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 100 days after we complete our offering.

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

    As of November 30, 2008, our total assets were $34,883 consisting of cash.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of November 30, 2008, the Company has 6,150,000 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total raised as of November 30, 2008	$115,000

Consulting Fees	$36,820
General and Administrative	704
Issuance costs	$18,143
Legal and Accounting	$24,500
Total remaining	$34,883

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.     OTHER INFORMATION.

    None.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January, 2009.

CYBER SUPPLY INC.
(Registrant)

BY:	MARIA SHOSTAK
Maria Shostak, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

 Print PDF Version