Form 10-K
period 2009-02-28
Cyber Supply Inc.
filed 2009-05-22
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

FOR THE YEAR ENDED February 28, 2009

Commission file number 333-150439

CYBER SUPPLY INC.
(Exact name of registrant as specified in its charter)

NEVADA	68-0672900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

151-1201 LaRose Ave.
Toronto, Ontario
Canada M9P 1B3
(Address of principal executive offices, including zip code.)

1-866-534-5869
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [    ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2009 is $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of May 20, 2009.

Number of the registrant's Common Stock outstanding as of May 20, 2009: 1,301,700.

Documents incorporated by reference: See Exhibit Index.

PART I

ITEM 1.     BUSINESS

General

    We were incorporated in the State of Nevada on February 12, 2008. We are developing a website (www.cybersupplyinc.com) that will offer a comprehensive supply of products to the salon industry. We have not generated any revenues and the only operations we have engaged in the creation of the website and the development of a business plan.

    We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change.

    Our plan of operation is forward looking and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Products

    We intend to offer a comprehensive supply of equipment and products to the salon industry on our Internet website. These products will be offered at direct-from-manufacturer prices. In addition to offering a vast array of equipment and products, we will feature industry information that will enhance the operations knowledge of salon owners and enable them to be "connected" in a fragmented industry. A brief list of products we intend to offer is as follows:

Consumables:		Small hair appliances:

-	shampoo	-	hair dryers
-	conditioners / detangler	-	curling irons
-	hairsprays	-	flat irons
-	gels	-	clippers
-	mousse	-	foil
-	pomades / wax	-	perm rollers
-	permanent hair dyes	-	velcro rollers
-	semi permanent hair dyes
-	hair straighteners
-	nail products - polish, remover
-	permanent solutions

Website

    We intend to create and maintain a website which will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hotmetal/miva script, shopping cart, secure transactions signio support, cybercash support and macromedia flash. The foregoing will allow us to make retail sales of salon products, promote our products in an attractive fashion, and communicate with our customers on-line.

    The website is intended to be a destination site for the beauty supply industry. We intend to source out a large network of suppliers all related to the hair/beauty/anti-aging business so that salon owners and purchasing agents will be able to buy all of their products from our website. The site will offer a large array of products and by becoming a "one-stop shopping" destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced salon products and supplies. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We intend to negotiate discounted pricing from the manufacturers in exchange for offering them access to the extensive database of salon owners and purchasing agents that we intend to develop and maintain through our extensive marketing program.

    We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

    Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception in February 2008. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of salon products.

    The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience.

    Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments. These include hair care products; hair color products and nail products.

Customer Service.

    We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a money back guarantee.

Online Retail Store

    We intend to design our Internet store to be a place for individual consumers to purchase salon products.

Shopping at our Online Store

    Our online store will be located at www.cybersupplyinc.com. We believe that the sale of salon products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

  Browsing

Our online store will offer consumers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category name, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

  Selecting a Product and Checking Out

To purchase products, consumers will simply click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

  Paying

To pay for orders, a consumer must use a credit card, which is authorized during the checkout process. Charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

    We offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, we will not refund any money to a customer.

Source of Products

    We intend to purchase salon products directly from the manufacturer/supplier based upon orders we have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, is used to acquire the product from the manufacturer, such as Revlon. Mark-ups on new products range from 15% to 200%. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

Revenue

    We intend to generate revenue from four sources on the website:

1.

Revenues will be generated from the direct sale of products to customers. We would order products on behalf of our customers directly from our suppliers at the time of the order being received from a customer and the products would be shipped directly to the customer. That way we avoid having to carry any inventory that can be costly and become obsolete. We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

2.

Revenues will be generated by fees received for sales that originate from our website and are linked to those manufacturers that we will negotiate relationships with. Our customers would link to the manufacturer's website directly from our site and we would be paid a fee for directing the traffic that result in sales;

3.	We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;

4.	Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell "premium shelf space" on our website.

    We intend to develop and maintain a database of all current salon owners, students and apprentices who may become salon owners or purchasing agents listing their specific wants and needs.

    We intend to develop and launch an advertising campaign to introduce our website to potential customers.

Competition

    The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations.

    Salonhair.net offers the same services as us. Upon initiating our website operations, we will be competing with the foregoing, in addition to non-Internet cosmetic and beauty product sales.

    The beauty supply industry is fragmented and regionalized. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well established cosmetic distributors with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We intend to be able to attract and retain customers by offering a breadth of product selection through our relationships with major manufacturers and on the cutting edge newcomers to the industry. We will offer attractive, competitive pricing and will be responsive to all our customers' needs. We intend to offer the manufacturers access to our extensive database of salon owners, apprentices and purchasing agents that we will develop through our extensive marketing and advertising campaign.

Marketing

    We intend to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspapers advertising, billboards, telephone directories and flyers/mailers. We intend to target purchasers of salon products such as salon owners, operators and purchasing agents. We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

    We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Employees Identification of Certtain Significant Employees

    We are a development stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Offices

    Our principal executive office is located at 151-1201 LaRose Ave., Toronto, Ontario, Canada M9P 1B3. Our telephone number is (866) 536-2336 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our office is located in the home of our president, Maria Shostak. We use approximately 100 square feet of space in her home on a rent free basis.

Government Regulation

    We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

    We not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

    In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

ITEM 1A.     RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.     DESCRIPTION OF PROPERTY

Our business office is located at 151-1201 LaRose Ave., Toronto, Ontario, Canada M9B 1B3.

ITEM 3.     LEGAL PROCEEDINGS

    We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    There is presently no public market for our shares of common stock. We are currently applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

    On May 31, 2009, we had 69 shareholders of record of our common stock.

Status of Our Public Offering

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. On January 27, 2009 we closed our offering by issuing 1,301,700 shares of common stock for total proceeds of $130,170 (before issuance costs of $18,143). As of February 28, 2009, the Company has 6,301,700 total shares issued and outstanding. There were no underwriters or broker-dealers involved in the public offering. We raised $130,170 in gross proceeds. Since completing our public offering, we have used $70,899 of the proceeds as follows: legal and accounting fees of $27,000; consulting fees $42,830; and administrative fees of $1,069.

ITEM 6.     SELECTED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Dividends

    To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to our offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

    Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

    To date, we have not granted any stock options.

Registration Rights

    We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    To meet our need for cash we raised $130,170 (before issuance costs of $18,143) through a public offering. Money from the offering will be used to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with equipment and products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

    2. We plan to retain a website developer to create a state-of-the-art website to promote our products. We expect to spend $15,000 to $30,000 for the website which will include graphics and links from our site. We also intend to begin sourcing out suppliers to offer their products for sale on our website and/or to provide a direct link from our site to theirs. We intend to locate and negotiate with large industry leaders such as Wella and Redken among others, to offer the best products and pricing on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information that will enhance the operations knowledge of salon owners and operators. We will also source-out and identify salon owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing suppliers and customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of salon schools, hairdressing associates, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost up to $20,000 and could take up to four months.

    3. Marketing and advertising will be focused on promoting our website to prospective product manufacturers and salon owners/operators and purchasing agents based on the list of prospects developed from our database and market survey. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in trade magazines, fashion magazines, women's magazines, attending conferences and conventions within the beauty/health arena, newspaper advertising, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $30,000.

    4. Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

    We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two large manufacturers to offer their products for sale on our website or to enable us to provide a direct link from our website to theirs with a pre-arranged fee structure in place. We expect to be profitable within 12 months of negotiating the agreements with the large manufacturers.

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

Limited operating history; need for additional capital

    There is no historical financial information about us upon which to base an evaluation of our performance. We are in a development stage operation and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

From Inception on February 12, 2008 to February 28, 2009

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $70,899.

    Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 1,301,700 shares to the public investors for $130,170 (before issuance costs of $18,143).

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. During the first quarter of fiscal 2009, we sold 1,301,700 shares of common stock at $0.10 per share for cash proceeds of $130,170 (before issuance costs of $18,143) through the public offering which is still in the process of raising funds.

    As of February 28, 2009, our total assets were $41,179 consisting of cash.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Cyber Supply Inc.
(A development stage company)
Toronto, Ontario

We have audited the accompanying balance sheets of Cyber Supply Inc. as of February 28, 2009 and 2008 and the related statements of expenses, stockholders' equity (deficit), and cash flows for the year ended February 28, 2009 and for the period from February 12, 2008 (inception) to February 29, 2009. These financial statements are the responsibility of Cyber Supply's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Cyber Supply is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Cyber Supply's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Supply as of February 29, 2009 and 2008 and the results of its operations and cash flows for the year ended February 29, 2009 and the period from February 12, 2008 (inception) to February 29, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cyber Supply will continue as a going concern. As discussed in Note 2 to the financial statements, Cyber Supply has not generated revenues and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 20, 2009

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS As of the last day of February 2009 and 2008

	February 28,	February 29,
	2009	2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$41,179	$10,030

TOTAL ASSETS	$41,179	$10,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to stockholder	-	24,990

TOTAL CURRENT LIABILITIES	-	24,990

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 and 5,000,000 shares issued and outstanding	-	-
Respectively	63	50
Additional paid-in capital	112,014	-
Deficit accumulated during development stage	(70,899)	(15,010)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	41,179	(14,960)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,179	$10,030

(The accompanying notes are an integral part of these financial statements.)

CYBER SUPPLY INC.
(A Development Stage Company)

STATEMENTS OF EXPENSES
For the Year ended February 28, 2009 and for the period from Inception (February 12, 2008 to
February 29, 2008 and for the Period
from Inception (February 12, 2008) to February 28, 2009

		Inception	Inception
		(February 12, 2008)	February 12, 2008
	Year Ended	through	Through
	February 28, 2009	February 29, 2008	February 28, 2009

EXPENSES
Consulting expense	$42,830	$-	$42,830
General and administrative	1,059	10	1,069
Legal and accounting	12,000	15,000	27,000

TOTAL EXPENSES	55,889	15,010	70,899

NET LOSS	$(55,889)	$(15,010)	$(70,899)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average
shares outstanding- Basic and diluted	5,951,978	5,000,000

(The accompanying notes are an integral part of these financial statements.)

CYBER SUPPLY INC. (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from February 12, 2008 (inception) to February 28, 2009

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Stock issued for cash on February 12,
2008 at a price of $0.00001 per share	5,000,000	$50	$-	$-	$50

Net loss for the period ended,
February 29, 2008	-	-	-	(15,010)	(15,010)

Balance, February 29, 2008	5,000,000	50	-	(15,010)	(14,960)

Offering Cost	-	-	(18,143)	-	(18,143)
Issuance of common stock for cash at $0.10 per share	1,301,700	13	130,157	-	130,170

Net Loss	-	-	-	(55,889)	(55,889)

Balance, February 28, 2009	6,301,700	$63	$112,014	$(70,899)	$41,179

(The accompanying notes are an integral part of these financial statements.)

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS For the Period ended the last day of February 2009 and 2008 and for the Period from Inception (February 12, 2008) through February 28, 2009

	Year Ended	From February 12,	From February 12,
	February 28,	2008 (inception) to	2008 (inception) to
	2009	February 29, 2008	February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,899)	$(15,010)	$(70,899)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in operating assets and liabilities:
Net cash used in operating activities	(55,899)	(15,010)	(70,899)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from shareholder	-	24,990	24,990
Payment to shareholder	(24,990)	-	(24,990)
Net proceeds from issuance of common stock	112,028	50	112,078

Net cash provided by financing activities	87,038	24,040	112,078

Net change in cash	31,149	10,030	41,179

Cash, beginning of period	10,030	-	-

Cash, end of period	$41,179	$10,030	$41,179

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

(The accompanying notes are an integral part of these financial statements.)

Cyber Supply Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Cyber Supply Inc. was incorporated in Nevada on February 12, 2008 for the purpose of providing beauty products through an online distribution service.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 28, 2009, there were no potentially dilutive securities outstanding.

Revenue recognition. Cyber recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when the product is shipped. As of February 28, 2009, Cyber Supply had no revenues.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Cyber Supply considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes. Cyber recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Cyber provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements. Cyber Supply does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Cyber Supply Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Cyber will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Cyber be unable to continue as a going concern. As at February 28, 2009, Cyber has not generated revenues and has accumulated losses of $70,899 since inception. The continuation of Cyber as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Cybers' ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the first quarter of fiscal 2009, the company repaid its president and sole director, Ms. Shostak, $24,990 for advances made to Cyber Supply from the prior year.

Ms. Shostak allows us to use approximately 100 square feet of her home for our operations on a rent free basis.

NOTE 4.     COMMON STOCK

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and during fiscal 2008, Cyber Supply sold 1,301,700 shares of common stock to investors for total proceeds of $130,170 (before issuance costs of $18,143) in our public offering.

Cyber Supply Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2009

NOTE 5.     INCOME TAXES

Cyber uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Cyber incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $70,899 at February 28, 2009, and will expire in the year 2029.

	2009	2008
Statutory rate	34%	34%
Income taxes at statutory rate	$24,106	$2,250

	24,106	2,250
Increase in valuation allowance	(24,106)	(2,250)

Provision for income taxes	$-	$-

Deferred Tax Assets and Liablities:
Net operating loss carryforwards	$24,106	$2,250

Valuation allowance	(24,106)	(2,250)

Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to February 28, 2009, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

    Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's report on internal controls over financial reporting.

    This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We expect to report on our assessment of internal controls over financial reporting as of February 28, 2010.

Changes in internal control over financial reporting.

    There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

    Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Maria Shostak	30	president, principal executive officer, secretary,
151-1201 LaRose Ave		treasurer, principal financial officer, principal
Toronto, Ontario M9P 1B3		accounting officer and sole member of the board of
directors.

    The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Maria Shostak

    Since our inception on February 12, 2008, Maria Shostak has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Since March, 1998, Ms. Shostak has been an officer manager for Dorset Dental located in Scarborough, Ontario, Canada.

During the past five years, Ms. Shostak has not been the subject of the following events:

    1. Any bankruptcy petition filed by or against any business of which Ms. Shostak was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

    3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Shostak's involvement in any type of business, securities or banking activities.

    4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Transactions with Related Persons, Promoters and Certain Control Persons

    Ms. Shostak is deemed a "promoter" of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Shostak is our only "promoter". On February 12, 2008, we issued 5,000,000 shares of common stock as restricted securities to Maria Shostak, our sole officer and director, in consideration of $0.00001 per share or a total of $50. Ms. Shostak has not received and is not entitled to receive any additional consideration for her services as our promoter.

Conflicts of Interest

    There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Involvement in Certain Legal Proceedings

    Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Financial Expert

    We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

    We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

    We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

    We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

    As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years ending February 28, 2009 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officer.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Maria Shostak	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

    We have no employment agreement with of our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

    The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

    There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

    The member of our board of directors is not compensated for her services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR'S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Maria Shostak	2009	0	0	0	0	0	0

Long-Term Incentive Plan Awards

    We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

    Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

    Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	the Offering	Offering	Sold	Shares are Sold

Maria Shostak	5,000,000	100%	5,000,000	79.34%

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Ms. Soltan is the only "promoter" of our company.

Future sales by existing stockholders

    A total of 5,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

    There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 68 holders of record for our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    In February 2008, we issued a total of 5,000,000 shares of restricted common stock to Maria Shostak, our sole officer and director in consideration of $50.

    Ms. Shostak allows us to use approximately 100 square feet of her home for our operations on a rent free basis. The agreement is oral.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    For the Company's fiscal years ended the last day of February, 2009 and 2008, we were billed approximately $11,500 and $5,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

    There were no fees for audit related services for the years ended the last day of February, 2009 and 2008.

Tax Fees

    For the Company's fiscal years ended the last day of February, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

    The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended the last day of February, 2009 and 2008.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

    We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

    The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	04/25/08	3.1

3.2	Bylaws.	S-1	04/25/08	3.2

4.1	Specimen Stock Certificate.	S-1	04/25/08	4.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	04/25/08	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 20th day of May, 2009.

CYBER SUPPLY INC.
BY:	MARIA SHOSTAK
Maria Shostak, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MARIA SHOSTAK	President, Principal Executive Officer, Treasurer,	May 20, 2009
Maria Shostak	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	04/25/08	3.1

3.2	Bylaws.	S-1	04/25/08	3.2

4.1	Specimen Stock Certificate.	S-1	04/25/08	4.1

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	04/25/08	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

Print PDF Version