Form 10-Q
period 2009-05-31
Cyber Supply Inc.
filed 2009-07-09
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-150439

CYBER SUPPLY INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

151-1201 LaRose Ave.
Toronto, Ontario
Canada M9P 1B3
(Address of principal executive offices, including zip code.)

(866) 534-5869
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [x]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of July 8, 2009.

CYBER SUPPLY INC.

FORM 10-Q
May 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

May 31, 2009

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	May 31,	February 29,
	2009	2009

ASSETS

Cash and cash equivalents	$26,907	$41,179

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 shares issued and outstanding	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(85,170)	(70,898)
TOTAL STOCKHOLDERS' EQUITY	26,907	41,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,907	$41,179

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months	Inception (February 12,
	Ended	Ended	2008) through
	May 31, 2009	May 31, 2008	May 31, 2009

EXPENSES
Consulting	$8,005	$7,750	$50,834
General and administrative	267	437	1,336
Legal and accounting	6,000	16,936	33,000

NET LOSS	$(14,272)	$(25,123)	$(85,170)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	5,178,370

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Three		Three		Inception (February 12,
		Months Ended		Months Ended		2008) through
		May 31, 2009		May 31, 2008		May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(14,272)		$(25,123)		$(85,170)

Net cash used in operating activities		(14,272)		(25,123)		(85,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party,		-		(24,990)		(24,990)
Advances from related party		-		-		24,990
Proceeds from issuance of common stock, net of issuance costs of $18,143		-		115,000		112,077
Net cash provided by financing activities		-		90,010		112,077

Net change in cash		(14,272)		64,887		26,907

Cash, beginning of period		41,179		10,030		-

Cash, end of period		$26,907		$74,917		$26,907

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$		$	- -
Income taxes paid	$		$		$

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cyber Supply Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cyber Supply's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Cyber Supply's fiscal 2009 financial statements have been omitted.

NOTE 2.     GOING CONCERN

As of May 31, 2009, Cyber Supply has not generated revenues and has accumulated losses of $85,170 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

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

    To meet our need for cash we raised $130,170 (before issuance costs of $18,143) through a public offering during our year ended February 28, 2009. Money from the offering will be used to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with equipment and products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

    2. Marketing and advertising will be focused on promoting our website to prospective product manufacturers and salon owners/operators and purchasing agents based on the list of prospects developed from our database and market survey. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in trade magazines, fashion magazines, women's magazines, attending conferences and conventions within the beauty/health arena, newspaper advertising, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $30,000.

    3. Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire 1 or 2 part-time salesperson(s) to call on salon owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various hair salon product manufacturers to continue to source new products to offer for sale.

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

Results of operations

From Inception on February 12, 2008 to May 31, 2009

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $85,170.

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

    As of May 31, 2009, our total assets were $26,907 consisting of cash.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T(A).     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

    We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

    We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of May 31, 2009, the Company has 6,301,700 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total at the beginning of the period	$41,179

Consulting Fees	$8,005
General and Administrative	267
Legal and Accounting	$6,000
Total remaining	$26,907

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of July, 2009.

CYBER SUPPLY INC.

BY: MARIA SHOSTAK
Maria Shostak, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

14 -

EXHIBIT INDEX
Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

 Print PDF Version