Form 10-Q
period 2009-08-31
Cyber Supply Inc.
filed 2009-10-14
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53677

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
Yes [   ]   No [   ]

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
YES [   ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of October 13, 2009.

CYBER SUPPLY INC.

FORM 10-Q
August 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

August 31, 2009

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	August 31,	February 29,
	2009	2009

ASSETS

Cash and cash equivalents	$15,609	$41,179

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 shares issued and outstanding	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(96,468)	(70,898)
TOTAL STOCKHOLDERS' EQUITY	15,609	41,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,609	$41,179

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception (February 12,
	Three Months Ended		Six Months Ended		2008) through
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	August 31, 2009

EXPENSES
Consulting expense	$6,510	$9,567	$14,515	$9,610	$57,345
General and administrative	1,788	49	2,055	486	3,123
Legal and accounting	3,000	2,500	9,000	9,000	36,000

NET LOSS	$(11,298)	$(12,116)	$(25,570)	$(19,096)	$(96,468)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	6,150,000	6,301,700	5,664,185

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Six	Six		Inception (February 12,
		Months Ended	Months Ended		2008) through
		August 31, 2009	August 31, 2008		August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(25,570)	$(19,096)		$(96,468)

Net cash used in operating activities		(25,570)	(19,096)		(96,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party,		-	(24,990)		(24,990)
Advances from related party		-	-		24,990
Proceeds from issuance of common stock, net of issuance costs of $18,143		-	96,857		112,077
Net cash provided by financing activities		-	71,867		112,077

Net change in cash		(25,570)	52,771		15,609

Cash, beginning of period		41,179	10,030		-

Cash, end of period		$15,609	$62,801		$15,609

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$-	$	- -
Income taxes paid	$		$-	$

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

NOTE 2.     GOING CONCERN

As of August 31, 2009, Cyber Supply has not generated revenues and has accumulated losses of $96,468 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     RECENT ACCOUNTING DEVELOPMENTS

In May 2009, the FASB issued SFAS No. 165 entitled "Subsequent Events". Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 during the quarter ended August 31, 2009 did not have a significant effect on the Company's financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of and for the quarter and six-month period ended August 31, 2009, management evaluated subsequent events through October 13, 2009 which is the date that such financial statements were issued (filed with the SEC).

CYBER SUPPLY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 ("SFAS 168"), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company's results of operations, financial position or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Results of operations

From Inception on February 12, 2008 to August 31, 2009

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $96,468.

    Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 1,301,700 shares to the public investors for $130,170 (before issuance costs of $18,143).

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. During the first quarter of fiscal 2009, we sold 1,301,700 shares of common stock at $0.10 per share for cash proceeds of $130,170 (before issuance costs of $18,143) through the public offering.

    As of August 31, 2009, our total assets were $15,609 consisting of cash.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of August 31, 2009, the Company has 6,301,700 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total at the beginning of the period	$26,907

Consulting Fees	$6,510
General and Administrative	1,788
Legal and Accounting	$3,000
Total remaining	$15,609

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October, 2009.

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