Form 10-Q
period 2009-11-30
Cyber Supply Inc.
filed 2010-02-04
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2009

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
YES [   ]     NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of February 4, 2010.

CYBER SUPPLY INC.

FORM 10-Q
November 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

November 30, 2009

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	February 29,
	2009	2009

ASSETS

Cash and cash equivalents	$8,607	$41,179

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL CURRENT LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 shares issued and outstanding	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(103,470)	(70,898)
TOTAL STOCKHOLDERS' EQUITY	8,607	41,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,607	$41,179

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception (February 12,
	Three Months Ended		Nine Months Ended		2008) through
	November 30, 2009	November 30, 2008	November 30, 2009	November 30, 2008	November 30, 2009

EXPENSES
Consulting expense	$7,002	$27,210	$21,517	$36,820	$64,347
General and administrative	-	208	2,055	694	3,123
Legal and accounting	-	500	9,000	9,500	36,000

NET LOSS	$(7,002)	$(27,918)	$(32,572)	$(47,014)	$(103,470)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	6,150,000	6,301,700	5,824,945

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Nine	Nine		Inception (February 12,
		Months Ended	Months Ended		2008) through
		November 30, 2009	November 30, 2008		November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(32,572)	$(47,014)		$(103,470)

Net cash used in operating activities		(32,572)	(47,014)		(103,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party,		-	(24,990)		(24,990)
Advances from related party		-	-		24,990
Proceeds from issuance of common stock, net of issuance costs of $18,143		-	96,857		112,077
Net cash provided by financing activities		-	71,867		112,077

Net change in cash		(32,572)	24,853		8,607

Cash, beginning of period		41,179	10,030		-

Cash, end of period		$8,607	$34,883		$8,607

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$-	$	- -
Income taxes paid	$		$-	$

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2.     GOING CONCERN

As of November 30, 2009, Cyber Supply has not generated revenues and has accumulated losses since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.    SUBSEQUENT EVENTS

Cyber Supply evaluated all events subsequent to November 30, 2009 through February 4, 2010 and concluded that there are no significant or material transactions to be reported.

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

Results of operations

From Inception on February 12, 2008 to November 30, 2009

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $103,470.

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

    As of November 30, 2009, our total assets were $8,607 consisting of cash.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $130,170 (net of issuance costs of $18,143) in our public offering. As of November 30, 2009, the Company has 6,301,700 total shares issued and outstanding. We have used some of the funds raised during the period for operating expenses or issuance costs as follows:

Total at the beginning of the period	$15,609

Consulting Fees	$7,002
General and Administrative	-
Legal and Accounting	$-
Total remaining	$8,607

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of February, 2010.

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