Form 10-Q
period 2010-05-31
Cyber Supply Inc.
filed 2010-07-13
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [x] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of July 12, 2010.

CYBER SUPPLY INC.
FORM 10-Q
May 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)
May 31, 2010

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	May 31,	February 28,
	2010	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,013	$600

TOTAL ASSETS	$2,013	$600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	1,000	1,454
Due to stockholder	$10,980	$-

TOTAL LIABILITIES	11,980	1,454

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 and 5,000,000 shares issued and outstanding	-	-
Respectively	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(122,044)	(112,931)
TOTAL STOCKHOLDERS' DEFICIT	(9,967)	(854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,013	$600

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months	Inception (February 12,
	Ended	Ended	2008) through
	May 31, 2010	May 31, 2009	May 31, 2010

EXPENSES
Consulting expense	$4,500	$8,005	$74,770
Other general and administrative	613	267	4,774
Legal and accounting	4,000	6,000	42,500

TOTAL EXPENSES	9,113	14,272	122,044

NET LOSS	$(9,113)	$(14,272)	$(122,044)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	6,301,700

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Three		Three		Inception (February 12,
		Months Ended		Months Ended		2008) through
		May 31, 2010		May 31, 2009		May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(9,113)		$(14,272)		$(122,044)
Accounts payable		(454)		-		1,000
Net cash used in operating activities		(9,567)		(14,272)		(121,044)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party		10,980		-		10,980
Proceeds from issuance of common stock, net of issuance costs of $18,143		-		-		112,077
Net cash provided by financing activities		10,980		-		123,057

Net change in cash		1,413		(14,272)		2,013

Cash, beginning of period		600		41,179		600

Cash, end of period		$2,013		$26,907		$2,013

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$		$	- -
Income taxes paid	$		$		$

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cyber Supply Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cyber Supply's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in Cyber Supply's fiscal 2010 financial statements have been omitted.

NOTE 2.     GOING CONCERN

As of May 31, 2010, Cyber Supply has not generated revenues and has accumulated losses of $122,044 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

During the quarter ended May 31, 2010, Cyber Supply's President advanced the Company $10,980 for expense relating to this report. This advance is due on demand, bears no interest and is unsecured.

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

Results of operations

From Inception on February 12, 2008 to May 31, 2010

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $122,044.

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

    As of May 31, 2010, our total assets were $2,013 consisting of cash.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of May 31, 2010, the Company has 6,301,700 total shares issued and outstanding. All of the funds raised through our initial public offering have been used to maintain our reporting requirements while continuing to try to develop our business plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.     (REMOVED AND RESERVED)

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2010.

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