Form 10-Q
period 2010-08-31
Cyber Supply Inc.
filed 2010-10-14
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of October 14, 2010.

CYBER SUPPLY INC.
FORM 10-Q
August 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

August 31, 2010

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	August 31,	February 28,
	2010	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$160	$600

TOTAL ASSETS	$160	$600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$2,408	$1,454
Due to stockholder	10,980	-

TOTAL LIABILITIES	13,388	1,454

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 shares issued and outstanding	-	-
Respectively	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(125,305)	(112,931)
TOTAL STOCKHOLDERS' DEFICIT	(13,228)	(854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$160	$600

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception (February 12,
	Three Months Ended		Six Months Ended		2008) through
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010

EXPENSES
Consulting expense	$1,215	$6,510	$5,715	$14,515	$75,985
General and administrative	46	1,788	659	2,055	4,820
Legal and accounting	2,000	3,000	6,000	9,000	44,500

NET LOSS	$(3,261)	$(11,298)	$(12,374)	$(25,570)	$(125,305)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	6,301,700	6,301,700	6,301,700

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Six	Six		Inception (February 12,
		Months Ended	Months Ended		2008) through
		August 31, 2010	August 31, 2009		August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(12,374)	$(25,570)		$(125,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable		954	-		2,408
Net cash used in operating activities		(11,420)	(25,570)		(122,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from related party,		-	-		(24,990)
Advances from related party		10,980	-		35,970
Proceeds from issuance of common stock, net of issuance costs of $18,093		-	-		112,077
Net cash provided by financing activities		10,980	-		123,057

Net change in cash		(440)	(25,570)		160

Cash, beginning of period		600	41,179		-

Cash, end of period		$160	$15,609		$160

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$-	$	- -
Income taxes paid	$		$-	$

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

NOTE 2.     GOING CONCERN

As of August 31, 2010, Cyber Supply has not generated revenues and has accumulated losses of $125,305 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

As of August 31, 2010, Cyber Supply Inc. has a payable to Maria Shostak, its president for $10,980 that was used for payment of expenses on behalf of the Company. This amount was loaned to the company in May 2010. The amount has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.     SUBSEQUENT EVENTS

On October 2, 2010, the company entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 10% per annum, based on a 365 day calendar year.

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

    To meet our need for cash we raised $130,170 (before issuance costs of $18,093) through a public offering during our year ended February 28, 2009. Money from the was used to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with equipment and products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Results of operations

From Inception on February 12, 2008 to August 31, 2010

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $125,305.

    Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 1,301,700 shares to the public investors for $130,170 (before issuance costs of $18,093).

Liquidity and capital resources

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. During the first quarter of fiscal 2009, we sold 1,301,700 shares of common stock at $0.10 per share for cash proceeds of $130,170 (before issuance costs of $18,093) through the public offering.

    As of August 31, 2010, our total assets were $160 consisting solely of cash.

    On May 15, 2010, Ms. Shostak loaned that Company $10,980 for expenses relating to this report. The loan is unsecured, non interest bearing and due upon demand. There is no contract related to this loan.

    On October 2, 2010, the company entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 10% per annum, based on a 365 day calendar year.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of August 31, 2010, the Company has 6,301,700 total shares issued and outstanding. All of the funds raised through our initial public offering have been used to maintain our reporting requirements while continuing to try to develop our business plan.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of October, 2010.

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