Form 10-Q
period 2010-11-30
Cyber Supply Inc.
filed 2011-01-13
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2010

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
YES [x] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [x] NO [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of January 13, 2011.

CYBER SUPPLY INC.
FORM 10-Q
November 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T(a).	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

November 30, 2010

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	November 30,	February 28,
	2010	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,428	$600

TOTAL ASSETS	$2,428	$600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$797	$1,454
Loan	10,000	-
Due to stockholder	10,980	-

TOTAL LIABILITIES	21,777	1,454

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 shares issued and outstanding	-	-
Respectively	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(131,426)	(112,931)
TOTAL STOCKHOLDERS' DEFICIT	(19,349)	(854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,428	$600

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Nine Months Ended		Inception (February 12, 2008)
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	through November 30, 2010

EXPENSES
Consulting expense	$1,954	$7,002	$7,669	$21,517	$77,939
General and administrative	417	-	1,076	2,055	5,218
Legal and accounting	3,750	-	9,750	9,000	48,250

NET LOSS	$(6,121)	$(7,002)	$(18,495)	$(32,572)	$(131,426)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	6,301,700	6,301,700	6,301,700

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Nine	Nine		Inception (February 12,
		Months Ended	Months Ended		2008) through
		November 30, 2010	November 30, 2009		November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(18,495)	$(32,572)		$(131,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable		(657)	-		797
Net cash used in operating activities		(19,152)	(32,572)		(130,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan		10,000	-		10,000
Advances from related party		10,980	-		10,980
Proceeds from issuance of common stock, net of issuance costs of $18,093		-	-		112,077
Net cash provided by financing activities		20,980	-		133,057

Net change in cash		1,828	(32,572)		2,428

Cash, beginning of period		600	41,179		-

Cash, end of period		$2,428	$8,607		$2,428

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$-	$	- -
Income taxes paid	$		$-	$

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

NOTE 2.     GOING CONCERN

As of November 30, 2010, Cyber Supply has not generated revenues and has accumulated losses of $131,406 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

In May 2010, Cyber Supply Inc. borrowed $10,980 from Maria Shostak, its president, for $10,980 that was used for payment of Company expenses. The amount has no terms of repayment, is unsecured, and bears no interest.

NOTE 4.     LOAN PAYABLE

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

    To meet our need for cash we raised $130,170 (before issuance costs of $18,093) through a public offering during our year ended February 28, 2009. Money from the offering was used to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with equipment and products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Results of operations

From Inception on February 12, 2008 to November 30, 2010

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $131,406.

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

    As of November 30, 2010, our total assets were $2,428 consisting solely of cash and our total liabilities were $21,757.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of November 30, 2010, the Company has 6,301,700 total shares issued and outstanding. All of the funds raised through our initial public offering have been used to maintain our reporting requirements while continuing to try to develop our business plan.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January, 2011.

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