Form 10-K/A
period 2010-02-28
Cyber Supply Inc.
filed 2011-05-09
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A-1
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

As of May 4, 2011, the registrant had 6,301,700 shares issued and outstanding.

EXPLANATORY PARAGRAPH

    This amendment is being filed to properly reflect the name of the independent registered public accounting firm of MaloneBailey, LLP and update the disclosure over our controls and procedures.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Cyber Supply Inc.
(A development stage company)
Toronto, Ontario

We have audited the accompanying balance sheets of Cyber Supply Inc. as of February 28, 2010 and 2009 and the related statements of expenses, stockholders' equity (deficit), and cash flows for the years then ended and for the period from February 12, 2008 (inception) through February 28, 2010. These financial statements are the responsibility of Cyber Supply's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Supply as of February 28, 2010 and 2009 and the results of its operations and cash flows for the years then ended and for the period from February 12, 2008 (inception) through February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

MALONEBAILEY, LLP
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

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

    The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

Limitations on the Effectiveness of Controls

    Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

    The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

    Certifications of our Chief Executive Officer and the Chief Financial Officer are filed as exhibits to this annual report on Form 10-K. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). Item 9A of this annual report on Form 10-K, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of February 28, 2010, the Company's internal control over financial reporting were ineffective.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the fiscal year ended February 28, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Amended Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 5th day of May, 2011.

CYBER SUPPLY INC.
BY:	MARIA SHOSTAK
Maria Shostak, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MARIA SHOSTAK	President, Principal Executive Officer, Treasurer,	May 5, 2011
Maria Shostak	Principal Accounting Officer, Principal Financial
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