Form 10-Q/A
period 2010-05-31
Cyber Supply Inc.
filed 2011-05-10
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of May 5, 2011.

EXPLANATORY PARAGRAPH

    The reason for this amendment is to revise our disclosure to the changes in internal controls section and to file Exhibit 31.1 certification with the exact language as prescribed in Item 601(b)(31) of Regulation S-K.

ITEM 4.     CONTROLS AND PROCEDURES.

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

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 6.     EXHIBITS.

    The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May, 2011.

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