Form 10-K
period 2011-02-28
Cyber Supply Inc.
filed 2011-05-31
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2011 is $112,014.

As of May 27, 2011, the registrant had 6,301,700 shares issued and outstanding.

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

ITEM 2.     PROPERTIES

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

Holders

    On May 27, 2011, we had 69 shareholders of record of our common stock. As of March 27, 2011, the number of outstanding shares of our common stock was 6,301,700.

Status of Our Public Offering

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. On January 27, 2009 we closed our offering by issuing 1,301,700 shares of common stock for total proceeds of $130,170 (before issuance costs of $18,143). As of February 28, 2009, the Company has 6,301,700 total shares issued and outstanding. There were no underwriters or broker-dealers involved in the public offering. We raised $130,170 in gross proceeds. Since completing our public offering, we have used $136,630 of the proceeds as follows: legal and accounting fees of $50,750; consulting fees $80,103; and administrative fees of $5,777.

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

Results of operations

From Inception on February 12, 2008 to February 28, 2011

    During the year we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $136,630.

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

    As of February 28, 2011, our total assets were $9,880 consisting of cash.

    On May 15, 2010, Ms. Shostak loaned that Company $11,000 for expenses relating to this report. The loan is unsecured, non interest bearing and due upon demand. There is no contract related to this loan.

    On October 2, 2010, the company entered into a loan agreement with CRG Finance AG whereby CRG Finance AG loaned us $10,000. The loan is due upon demand and compounds interest at 10% per annum, based on a 365 per annum.

    On February 14, 2011, we arranged to borrow $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of February 28, 2011, we owe CRG Finance $10,000.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Cyber Supply Inc.
(A development stage company)
Toronto, Ontario

We have audited the accompanying balance sheets of Cyber Supply Inc. (a development stage company) ("Cyber Supply") as of February 28, 2011 and 2010 and the related statements of expenses, stockholders' equity (deficit), and cash flows for the years then ended and for the period from February 12, 2008 (inception) to February 28, 2011. These financial statements are the responsibility of Cyber Supply's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyber Supply as of February 28, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from February 12, 2008 (inception) to February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLC

MALONEBAILEY, LLC
www.malonebailey.com
Houston, Texas

May 25, 2011

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,	February 28,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$9,880	$600

TOTAL ASSETS	$9,880	$600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to stockholder	$3,473	$1,454
Loans payable	19,980	-
Related party payable	10,980	-

TOTAL LIABILITIES	34,433	1,454

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 and 5,000,000 shares issued and outstanding	-	-
Respectively	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(136,630)	(112,931)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(24,553)	(854)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,880	$600

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

			Inception
			February 12, 2008
	Year Ended	Year Ended	Through
	February 28, 2011	February 28, 2010	February 28, 2011

EXPENSES
Consulting expense	$9,833	$27,440	$80,103
Other General and administrative	1,616	3,092	5,710
Legal and accounting	12,250	11,500	50,750

TOTAL EXPENSES	23,699	42,032	136,630

NET LOSS	$(23,699)	$(42,032)	$(136,630)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)	N/A

Weighted average
Common shares outstanding- Basic and diluted	6,301,700	6,301,700	N/A

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC. (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from February 12, 2008 (inception) to February 28, 2011

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Stock issued for cash on February 12,
2008 at a price of $0.00001 per share	5,000,000	$50	$-	$-	$50

Net loss for the period ended,
February 29, 2008	-	-	-	(15,010)	(15,010)

Balance, February 29, 2008	5,000,000	50	-	(15,010)	(14,960)

Offering Cost	-	-	(18,143)	-	(18,143)
Issuance of common stock for cash at $0.10 per share	1,301,700	13	130,157	-	130,170

Net Loss	-	-	-	(55,889)	(55,889)

Balance, February 28, 2009	6,301,700	$63	$112,014	$(70,899)	$41,178

Net loss for the period ended,
February 28, 2010	-	-	-	(42,032)	(42,032)

Balance, February 28, 2010	6,301,700	$63	$112,014	$(112,931)	(854)

Net loss for the period ended,
February 28, 2011	-	-	-	(23,699)	(23,699)

Balance, February 29, 2011	6,301,700	63	112,014	(136,630)	(136,630)

The accompanying notes are an integral part of these financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	From February 12,
	February 28,	February 28,	2008 (inception) to
	2011	2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,699)	$(42,032)	$(136,630)
Adjustments to reconcile net loss to net cash used in operating activities: Accounts Payable	2,019	1,454	3,473
Net cash used in operating activities	(21,680)	(40,578)	(133,157)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	19,980	-	19,980
Proceeds from related party payable	10,980	-	10,980
Net proceeds from issuance of common stock	-	-	112,077

Net cash provided by financing activities	30,960	-	143,037

Net change in cash	9,280	40,578	9,880

Cash, beginning of period	600	41,178	-

Cash, end of period	$9,880	$600	$9,880

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

The accompanying notes are an integral part of these financial statements.

Cyber Supply Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

NOTE 1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Cyber Supply Inc. ("Cyber Supply" or "Cyber") was incorporated in the state of Nevada on February 12, 2008 for the purpose of providing beauty products through an online distribution service. Cyber Supply is a development stage company as defined by the Accounting Standard Codification ASC 915-15 "Accounting and Reporting by Development Stage Enterprises."

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 28, 2011 and 2010, there were no potentially dilutive securities outstanding.

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

Fair Value of Financial Instruments. Cyber's financial instruments will consist mainly of cash and cash equivalents, accrued expenses and notes payable. The carrying amounts of the Company's cash and cash equivalents, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Cyber Supply Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

NOTE 2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Cyber will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Cyber be unable to continue as a going concern. As at February 28, 2011, Cyber has not generated revenues and has accumulated losses of $136,630 since inception. The continuation of Cyber as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Cybers' ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On May 15, 2010, Ms. Shostak our president and sole director loaned the Company approximately $11,000 for expenses relating the company's reporting obligations. The loan is non interest bearing and due upon demand. There is no contract related to this loan.

Ms. Shostak allows us to use approximately 100 square feet of her home for our operations on a rent free basis.

NOTE 4.     LOANS

On October 2, 2010, the company borrowed approximately $10,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10% per annum, based on 365 days per annum.

On February 14, 2011, we arranged to borrow up to $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of February 28, 2011, the Company has received approximately $10,000 of the total $25,000 loan. On April 15, 2011, the Company received the remaining $15,000 of the total $25,000 loan.

Cyber Supply Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

NOTE 5.     INCOME TAXES

Cyber uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011, Cyber incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The cumulative net operating loss carry-forward is $136,360 at February 28, 2011, and will begin to expire in the year 2029.

At February 28, 2011 and 2010, deferred tax assets consisted of the following:

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$30,544	$22,487

Valuation allowance	(30,544)	(22,487)

Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to February 28, 2011, included in this report have been audited by MaloneBailey, LLC, as set forth in this annual report.

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

    Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of February 28, 2011, the Company's internal control over financial reporting were ineffective.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the fiscal year ended February 28, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

    Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Maria Shostak	32	president, principal executive officer, secretary,
151-1201 LaRose Ave		treasurer, principal financial officer, principal
Toronto, Ontario M9P 1B3		accounting officer and sole member of the board of
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

Audit Committee and Charter

    We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 14.1 to our 2009 Annual Report on Form 10-K filed on May 21, 2009 and incorporated herein by reference.

Code of Ethics

    We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 99.2 to our 2009 Annual Report Form 10-K filed on May 21, 2009 and incorporated herein by reference.

Disclosure Committee and Charter

    We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to our 2009 Annual Report on Form 10-K filed on May 21, 2009 and incorporated herein by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years ending February 28, 2010 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officer.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Maria Shostak	2011	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

DIRECTOR'S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Maria Shostak	2011	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

    For the Company's fiscal years ended February 28, 2011 and 2010, we were billed approximately $10,000 and $11,500 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	04/25/08	3.1

3.2	Bylaws.	S-1	04/25/08	3.2

4.1	Specimen Stock Certificate.	S-1	04/25/08	4.1

14.1	Code of Ethics.	10-K	05/21/09	14.1

10.1	Loan Agreement	8-K	02/23/11	10.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	04/25/08	99.1

99.2	Audit Committee Charter.	10-K	05/21/09	99.2

99.3	Disclosure Committee Charter.	10-K	05/21/09	99.3

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 27th day of May, 2011.

CYBER SUPPLY INC.

BY:	MARIA SHOSTAK
Maria Shostak, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

MARIA SHOSTAK	President, Principal Executive Officer, Treasurer,	May 27, 2010
Maria Shostak	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

EXHBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	04/25/08	3.1

3.2	Bylaws.	S-1	04/25/08	3.2

4.1	Specimen Stock Certificate.	S-1	04/25/08	4.1

14.1	Code of Ethics.	10-K	05/21/09	14.1

10.1	Loan Agreement	8-K	02/23/11	10.1

31.1	Certification pursuant to Rule 13a-15(e) and				X
	15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section				X
	1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Subscription Agreement	S-1	04/25/08	99.1

99.2	Audit Committee Charter.	10-K	05/21/09	99.2

99.3	Disclosure Committee Charter.	10-K	05/21/09	99.3