Form 10-Q
period 2011-05-31
Cyber Supply Inc.
filed 2011-07-15
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,301,700 as of July 12, 2011.

CYBER SUPPLY INC.
FORM 10-Q
May 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

       SIGNATURE

       EXHIBIT INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

May 31, 2011

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	May 31,	February 28,
	2011	2011

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,149	$9,880

TOTAL ASSETS	$1,148	$9,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to stockholder	$-	$3,473
Loans payable	34,980	19,980
Related party payable	10,980	10,980

TOTAL LIABILITIES	45,960	34,433

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,301,700 and 5,000,000 shares issued and outstanding	-	-
Respectively	63	63
Additional paid-in capital	112,014	112,014
Deficit accumulated during development stage	(156,889)	(136,630)
TOTAL STOCKHOLDERS' DEFICIT	(44,812)	(24,553)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,148	$9,880

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months	Inception (February 12,
	Ended	Ended	2008) through
	May 31, 2011	May 31, 2010	May 31, 2011

EXPENSES
Consulting expense	$15,103	$4,500	$95,206
Other general and administrative	1,058	613	6,835
Legal and accounting	4,098	4,000	54,848

TOTAL EXPENSES	20,259	9,113	156,889

NET LOSS	$(20,259)	$(9,113)	(156,889)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,301,700	6,301,700

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

		Three		Three		Inception (February 12,
		Months Ended		Months Ended		2008) through
		May 31, 2011		May 31, 2010		May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(20,259)		$(9,113)		$(156,889)
Accounts payable		(3,473)		(454)		-
Net cash used in operating activities		(23,732)		(9,567)		(156,889)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from loans payable		15,000		-		34,980
Advances from related party		-		10,980		10,980
Proceeds from issuance of common stock, net of issuance costs of $18,143		-		-		112,077
Net cash provided by financing activities		-		10,980		158,038

Net change in cash		(8,732)		1,413		1,148

Cash, beginning of period		9,880		600		-

Cash, end of period		$1,148		$2,013		$1,148

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$		$	- -
Income taxes paid	$		$		$

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

NOTE 2.     GOING CONCERN

As of May 31, 2011, Cyber Supply has not generated revenues and has accumulated losses of $156,889 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply's ability to continue as a going concern.

NOTE 3.     LOANS

On April 15, 2011, we borrowed an additional $15,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this report we owe CRG a total of approximately $35,000.

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

Results of operations

From Inception on February 12, 2008 to May 31, 2011

    Since inception we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at "www.cybersupplyinc.com." Our loss since inception is $156,889.

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

    As of May 31, 2011, our total assets were $1,148 consisting of cash.

    On April 15, 2011, we borrowed $15,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this report we owe CRG a total of approximately $35,000.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

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

    As of the date of this Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue.

    A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls

    There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 2, 2008, the SEC declared our Form S-1 registration statement effective (SEC File no. 333-150439) allowing us to sell 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at an offering price of $0.10 per share. There was no underwriter involved in our public offering. As of the date of this report, we have raised a total of $115,000 (net of issuance costs of $18,143) in our public offering. As of May 31, 2011, the Company has 6,301,700 total shares issued and outstanding. All of the funds raised through our initial public offering have been used to maintain our reporting requirements while continuing to try to develop our business plan.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2011.

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