Form 10-Q
period 2011-08-31
Cyber Supply Inc.
filed 2011-10-11
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53677

CYBER SUPPLY INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

151-1201 LaRose Ave.
Toronto, Ontario
Canada M9P 1B3
 (Address of principal executive offices, including zip code.)

(866) 534-5869
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [x]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [x]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,008,500 as of October 6, 2011.

 CYBER SUPPLY INC.
FORM 10-Q
August 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

August 31, 2011

CYBER SUPPLY INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	August 31,	February 28,
	2011	2011
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$137	$9,880
Prepaid expenses	46,437
TOTAL ASSETS	$46,574	$9,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to stockholder	$-	$3,473
Accounts payable	4,945
Loans payable	34,980	19,980
Related party payable	110,980	10,980
TOTAL LIABILITIES	150,905	34,433

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 31,508,500 and 5,000,000 shares issued and outstanding	-	-
Respectively	315	63
Additional paid-in capital	111,762	112,014
Deficit accumulated during development stage	(216,408)	(136,630)
TOTAL STOCKHOLDERS' DEFICIT	(104,331)	(24,553)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,574	$9,880

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception (February 12,
	Three Months Ended		Six Months Ended		2008) through
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011

EXPENSES
Consulting expense	$2,199	$1,215	$17,302	$5,715	$97,405
General and administrative	1,320	1,788	2,378	659	8,155
Legal and accounting	56,000	3,000	60,098	6,000	110,848

NET LOSS	$(59,519)	$(3,261)	$(79,778)	$(12,374)	$(216,408)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	31,508,500	31,508,500	31,508,500	31,508,500

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
		Six		Six		Inception (February 12,
		Months Ended		Months Ended		2008) through
		August 31, 2011		August 31, 2010		August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(79,778)		$(12,374)		$(216,408)
Adjustments to reconcile net income to net cash provided by operations:
Accounts payable		1,472		954		4,945
Pre-paid assets		(46,437)		-		(46,437)
Net cash used in operating activities		(124,743)		(12,374)		(257,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from loans payable		15,000		-		34,980
Advances from related party		100,000		10,980		110,980

Proceeds from issuance of common stock, net of issuance costs of $18,143		-		-		112,077
Net cash provided by financing activities		115,000		11,934		258,037

Net change in cash		(9,743)		(440)		137

Cash, beginning of period		9,880		600		-

Cash, end of period		$137		$160		$137

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$	- -	$		$	- -
Income taxes paid	$		$		$

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cyber Supply Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cyber Supply’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure required in Cyber Supply’s fiscal 2011 financial statements have been omitted.

NOTE 2.         GOING CONCERN

As of August 31, 2011, Cyber Supply has not generated revenues and has accumulated losses of $216,408 since inception. The continuation of Cyber Supply as a going concern is dependent upon the continued financial support from its shareholders, the ability of Cyber Supply to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Cyber Supply’s ability to continue as a going concern.

NOTE 3.     LOANS

On April 15, 2011, we borrowed an additional $15,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this report we owe CRG approximately $35,000.

NOTE 4.      RELATED PARTY

On August 8, 2011, the Company borrowed $100,000 from ENEX Group Management SA and entered into a Promissory Note in connection with this loan.  The funds borrowed shall be unsecured general obligations, shall accrued interest at a rate of three percent (3%) and shall be due and payable within thirty (30) days of demand.

NOTE 4.     SUBSEQUENT EVENTS

Payment of Stock Dividend

On September 23, 2011, the Company declared a stock dividend applicable to all stockholders as of the close of business on the record date of October 3, 2011.  Such stock dividend was paid on October 4, 2011.  Each stockholder of the Company as of the record date received four (4) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock which they held as of the close of business on the record date.

Share Tender and Cancellation Agreement

On October 3, 2011, Ms. Maria Shostak, a former officer and director of the Company, sold 11,500,000 shares of common stock to two purchasers in a private transaction.  Ms. Shostak simultaneously tendered and cancelled 13,500,000 shares of common stock pursuant to a Share Tender and Cancellation Agreement, by and between the Company and Ms. Shostak.

Change in Control

On October 3, 2011, Ms. Maria Shostak sold 11,500,000 shares of common stock to two purchasers in a private transaction (the “Change of Control Transaction”).  The purchasers in the Change of Control Transaction were Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Parnters AG, a Swiss investment company (“Enex Capital”).  WIF acquired 10,000,000 shares of common stock from Ms. Shostak at an aggregate purchase price of $43,478.00 and Enex Capital acquired 1,500,000 Shares for an aggregate purchase price of $6,522.00.  The sources of capital for the Change of Control Transaction were derived from the working capital of WIF and Enex Capital, respectively.  As further inducement for WIF and Enex Capital to enter into the Change of Control Transaction, Ms. Shostak tendered and cancelled 13,500,000 shares of common stock.  After giving effect to such stock transfers and cancellations, there were 3,601,700 shares of common stock issued and outstanding, of which WIF owned 55.5% and Enex Capital owned 8.3%.  As of the close of business on October 3, 2011 WIF and Enex Capital were determined to be shareholders of record of the Company and were therefore eligible for participation in the four-for-one common stock dividend previously declared by the Board of Directors, payable on October 4, 2011 (the “Stock Dividend”).  After giving effect to the Stock Dividend there are 18,008,500 shares of common stock issued and outstanding as of October 4, 2011, of which WIF owns 10,000,000 shares of common stock and Enex Capital owns 1,500,000 shares of common stock as of the date of this Report.

As previously reported on Form 8-K filed with the U.S. Securities & Exchange Commission on August 9, 2011, Ms. Shostak, in her capacity as the sole director of the Company, appointed Mr. Sebastien Koechli on August 8, 2011 to fill a vacancy on the Board of Directors of the Company.  Mr. Koechli was also appointed on August 8, 2011 as the Company's President and Chief Executive Officer.  The Enex Group is the parent company of Enex Capital which is a shareholder of the Company.

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

The discussion in this Section speaks as of August 31, 2011.  Please see Subsequent Events, below.

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

2. Marketing and advertising will be focused on promoting our website to prospective product manufacturers and salon owners/operators and purchasing agents based on the list of prospects developed from our database and market survey. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in trade magazines, fashion magazines, women’s magazines, attending conferences and conventions within the beauty/health arena, newspaper advertising, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $30,000.

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

Results of operations

From Inception on February 12, 2008 to August 31, 2011

Since inception we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan. We have begun to develop our website at “www.cybersupplyinc.com.” Our loss since inception is $216,408.

Since inception, we sold 25,000,000 shares of common stock to our sole officer and director for $50 and 6,508,500 shares to the public investors for $130,170 (before issuance costs of $18,143).

            On September 23, 2011, the Company’s Board of Directors declared a stock dividend applicable to all stockholders as of the close of business on the record date of October 3, 2011.  Such stock dividend was paid on October 4, 2011.  Each stockholder of the Company as of the record date received four (4) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock which they held as of the close of business on the record date.

Sales, Income and Expenses

            During the six month period ended August 31, 2011 (unaudited), the Company had total expenses of $79,778, which was an increase from $12,374 as of August 31, 2010 (unaudited).  Expenses for the six month period ended August 31, 2011 included consulting expenses of $17,302, general and administrative expenses of $2,378 and legal and accounting expenses of $60,098.  Expenses for the six month period ended August 31, 2010 included consulting expenses of $5,715, general and administrative expenses of $659 and legal and accounting expenses of $6,000.

            During the three month period ended August 31, 2011 (unaudited), the Company had total expenses of $59,519, which was an increase from $3,261 as of August 31, 2010 (unaudited).  Expenses for the three month period ended August 31, 2011 included consulting expenses of $2,199, general and administrative expenses of $1,320 and legal and accounting expenses of $56,000.  Expenses for the three month period ended August 31, 2010 included consulting expenses of $1,215, general and administrative expenses of $46 and legal and accounting expenses of $2,000.

            Expenses from the Company’s inception through August 31, 2011(unaudited) totaled $216,408.  Expenses from the Company’s inception through August 31, 2011 included consulting expenses of $97,405, general and administrative expenses of $8,155 and legal and accounting expenses of $110,848.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 25,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a sale of common stock. During the first quarter of fiscal 2009, we sold 6,508,500 shares of common stock at $0.10 per share for cash proceeds of $130,170 (before issuance costs of $18,143) through the public offering.

            To date, the Company’s sources of operating funds have included the sale of securities and borrowing.  As of August 31, 2011, our total assets were $46,574 consisting of cash in the amount of $137 and Pre-Paid assets in the amount of $46,437.  On April 15, 2011, we borrowed $15,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of the date of this Report we owe CRG a total of approximately $35,000.  On August 8, 2011, the Company borrowed $100,000 from ENEX Group and entered into a Promissory Note setting forth the terms and conditions of the loan. The funds borrowed are unsecured general obligations, shall accrue interest at a rate of three percent (3%) and shall be due and payable within thirty (30) days of demand.

            As of February 28, 2011(audited), our total assets were $9,880, consisting of cash. This was an increase from February 28, 2010 (audited), at which time our total assets were $600, consisting of cash.  As of August 31, 2011 (unaudited), our total assets were $46,575 consisting of cash in the amount of $138 and Pre-Paid assets in the amount of $46,437.  This was an increase from total assets of $9,880 as of February 28, 2011 (audited), at which time the Company’s only asset was cash.

            As of February 28, 2011(audited), our total liabilities were $34,433. This was an increase from February 28, 2010 (audited), at which time our total liabilities were $1,454.  As of August 31, 2011 (unaudited), our total liabilities were $150,905.  This was an increase from February 28 2011 (audited), at which time our total liabilities were $34,433.

Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

Resignation of Maria Shostak as an Officer of Cyber Supply Inc.

            Maria Shostak has resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, effective as of August 8, 2011.  Ms. Shostak shall remain as a director of the Company.  Ms. Shostak has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Sebastien Koechli as President, Chief Executive Officer and Director of Cyber Supply Inc.

            Mr. Sebastien Koechli has been appointed as a member of the Board of Directors of the Company, and as the Company’s President and Chief Executive Officer.

            Mr. Koechli has over 12 years of experience in private equity, banking and multinational environments.  Since June 2006, Mr. Koechli has served as Managing Director of ENEX Group Management SA, an investment company based in Switzerland.  Mr. Koechli has led acquisitions of equity participations and investments in multiple markets and industries including aviation, telecom, food, cosmetics, renewable energies and natural resources.  Mr. Koechli supervised debt and equity financing and has been involved in the listing of companies on NYSE-Euronext and the Swiss Stock Exchange.  Mr. Koechli has also served on various Boards of Directors.  Prior to that, Mr. Koechli served as Deputy Head of Securities at EFG Bank, Head of Arbitrage at Bank Edouard Constant and Mergers and Acquisitions consultant at Nestlé International’s head office.

         Mr. Koechli’s compensation has not yet been determined by the Company.

Appointment of Romain Gay-Crosier as Treasurer and Chief Financial Officer of Cyber Supply Inc.

         Mr. Romain Gay-Crosier has been appointed as the Company’s Treasurer and Chief Financial Officer.

        Mr. Gay-Crosier has over five years of experience in controlling and reporting divisions of family offices and investment companies.  In September 2007, he joined Enex Group Management SA, an investment company based in Switzerland.  Acting as financial controller, Mr. Gay-Crosier has been involved in multiple projects in areas such as aviation, telecom, food, cosmetics, renewable energies and natural resources.  Since September 2010, he has been in charge of the reporting processes to the Board of Directors.  He also serves as treasurer of Enex Group Management SA and its affiliated companies.  Mr. Gay-Crosier holds a degree in management from HES-SO, School of Business.

       Mr. Gay-Crosier’s compensation has not yet been determined by the Company.

Subsequent Events

Share Tender and Cancellation Agreement

        On October 3, 2011, Ms. Maria Shostak, a former officer and director of the Company, sold 11,500,000 shares of common stock to two purchasers in a private transaction.  Ms. Shostak simultaneously tendered and cancelled 13,500,000 shares of common stock pursuant to a Share Tender and Cancellation Agreement, by and between the Company and Ms. Shostak.

Change in Control

        On October 3, 2011, Ms. Maria Shostak sold 11,500,000 shares of common stock to two purchasers in a private transaction (the “Change of Control Transaction”).  The purchasers in the Change of Control Transaction were Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Parnters AG, a Swiss investment company (“Enex Capital”).  WIF acquired 10,000,000 shares of common stock from Ms. Shostak at an aggregate purchase price of $43,478.00 and Enex Capital acquired 1,500,000 Shares for an aggregate purchase price of $6,522.00.  The sources of capital for the Change of Control Transaction were derived from the working capital of WIF and Enex Capital, respectively.  As further inducement for WIF and Enex Capital to enter into the Change of Control Transaction, Ms. Shostak tendered and cancelled 13,500,000 shares of common stock.  After giving effect to such stock transfers and cancellations, there were 3,601,700 shares of common stock issued and outstanding, of which WIF owned 55.5% and Enex Capital owned 8.3%.  As of the close of business on October 3, 2011 WIF and Enex Capital were determined to be shareholders of record of the Company and were therefore eligible for participation in the four-for-one common stock dividend previously declared by the Board of Directors, payable on October 4, 2011 (the “Stock Dividend”).  After giving effect to the Stock Dividend there are 18,008,500 shares of common stock issued and outstanding as of October 4, 2011, of which WIF owns 10,000,000 shares of common stock and Enex Capital owns 1,500,000 shares of common stock as of the date of this Report.

       As previously reported on Form 8-K filed with the U.S. Securities & Exchange Commission on August 9, 2011, Ms. Shostak, in her capacity as the sole director of the Company, appointed Mr. Sebastien Koechli on August 8, 2011 to fill a vacancy on the Board of Directors of the Company.  Mr. Koechli was also appointed on August 8, 2011 as the Company's President and Chief Executive Officer.  The Enex Group is the parent company of Enex Capital which is a shareholder of the Company.

Resignation of Maria Shostak as a Director of the Company

        Ms. Shostak resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, effective as of August 8, 2011.  Ms. Shostak resigned as a member of the Board of Directors on October 5, 2011.  Ms. Shostak has not expressed any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Appointment of Gabriel Margent as a Director of the Company

       Mr. Gabriel Margent has been appointed as a member of the Board of Directors, effective as of October 5, 2011.

       Mr. Margent commenced his services as a member of our Board of Directors as of October 5, 2011.  From 1987-2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking.  Mr. Margent is presently the Chief Financial Officer of Appitalism, Inc., a position he has held since April, 2010.  Prior to this position, he served from 2008-2010 as a Consultant. Since November of 2010, Mr. Margent has served as a director of Ardent Mines Limited.

       The Company and Mr. Margent have agreed that his compensation shall initially be $5,000 per month of which $2,500 shall be payable on a monthly basis.  The balance of such compensation shall accrue until such date as the Company shall have received capital investments in the amount of ten million dollars, at which time all accrued and unpaid amounts shall be due and payable.

       Mr. Margent will serve on Audit Committee of the Company’s Board of Directors and serve as the Audit Committee’s financial expert.  The Company’s Board of Directors has determined that Mr. Margent is an independent director.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule 5605(a)(2).

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

Changes in Internal Controls

            There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Not Applicable.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION.

            Not Applicable.

ITEM 6.         EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description

10.3	Promissory Note, by and between the Company and ENEX Group Management SA, dated as of August 8, 2011.

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of October, 2011.

CYBER SUPPLY INC.

BY:     /s/ Sebastien Koechli
            Name:  Sebastien Koechli

Title:    President and Principal Executive
                        Officer

 BY:    /s/ Romain Gay-Crosier
            Name:  Romain Gay-Crosier

Title:    Principal Financial Officer,
Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description

10.3	Promissory Note, by and between the Company and ENEX Group Management SA, dated as of August 8, 2011.

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.