Form 10-Q/A
period 2011-08-31
Cyber Supply Inc.
filed 2011-10-25
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Five Concourse Parkway, Suite 3100

Atlanta, GA 30328
 (Address of principal executive offices, including zip code.)

(678) 332-5000
(telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended August 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 11, 2011 (the “Original Filing Date”), to correct an understatement made in accounts payable for the three month period ended August 31, 2011. We are reporting the adjustment to accounts payable for an accrual of consulting fees during the three months ended August 31, 2011.  Additionally, we are amending the original filing to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

 CYBER SUPPLY INC.
FORM 10-Q
August 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Cyber Supply Inc.
(A Development Stage Company)

August 31, 2011

CYBER SUPPLY INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	August 31, 2011 (Restated)	February 28, 2011
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$137	$9,880
Prepaid expenses	46,437
TOTAL ASSETS	$46,574	$9,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to stockholder	$-	$3,473
Accounts payable and accrued expenses	79,945
Loans payable	34,980	19,980
Related party payable	110,980	10,980
TOTAL LIABILITIES	225,905	34,433

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 31,508,500 and 5,000,000 shares issued and outstanding Respectively	315	63
Additional paid-in capital	111,762	112,014
Deficit accumulated during development stage	(291,408)	(136,630)
TOTAL STOCKHOLDERS' DEFICIT	(104,331)	(24,553)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,574	$9,880

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					Inception (February 12, 2008) through August 31, 2011
	Three Months Ended		Six Months Ended
	August 31, 2011 (Restated)	August 31, 2010	August 31, 2011 (Restated)	August 31, 2010

EXPENSES
Consulting expense	$77,199	$1,215	$92,302	$5,715	$172,405
General and administrative	1,320	46	2,378	659	8,155
Legal and accounting	56,000	2,000	60,098	6,000	110,848

NET LOSS	$(134,519)	$(3,261)	$(154,778)	$(12,374)	$(291,408)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	31,508,500	31,508,500	31,508,500	31,508,500

The accompanying notes are an integral part of these unaudited financial statements.

CYBER SUPPLY INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended August 31, 2011 (Restated)	Six Months Ended August 31, 2010	Inception (February 12, 2008) through August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,764)	$(12,374)	$(291,408)
Adjustments to reconcile net income to net cash provided by operations:
Accounts payable	76,459	954	79,945
Pre-paid assets	(46,437)	-	(46,437)
Net cash used in operating activities	(124,742)	(11,420)	(257,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from loans payable	15,000	-	34,980
Advances from related party	100,000	10,980	110,980

Proceeds from issuance of common stock, net of issuance costs of $18,143	-	-	112,077
Net cash provided by financing activities	115,000	10,980	258,037

Net change in cash	(9,743)	(440)	137

Cash, beginning of period	9,880	600	-

Cash, end of period	$137	$160	$137

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 5.      RESTATEMENT

The Company’s management determined that liabilities were understated. Per consulting agreement with CRG Finance, effective June 1, 2011, the Company is obligated to pay $25,000 per month for services.  Of the $25,000, $10,000 is payable monthly and $15,000 is accrued. To correct this under-accrual, the Company restated its financial statements for the quarter ended August 31, 2011.  Accounts payable and accrued expenses increased by $75,000, resulting in $79,945 in accounts payable and accrued expenses as of August 31, 2011.  As a result of the restatement, the originally reported net loss for the quarter was increased by $75,000, resulting in a net loss, as restated, of $291,408.

NOTE 6.     SUBSEQUENT EVENTS

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

Sales, Income and Expenses

            During the six month period ended August 31, 2011 (unaudited), the Company had total expenses of $154,778, which was an increase from $12,374 as of August 31, 2010 (unaudited).  Expenses for the six month period ended August 31, 2011 included consulting expenses of $92,302, general and administrative expenses of $2,378 and legal and accounting expenses of $60,098.  Expenses for the six month period ended August 31, 2010 included consulting expenses of $5,715, general and administrative expenses of $659 and legal and accounting expenses of $6,000. The reason for the increase in consulting expense was the signing of an agreement with CRG Finance for $25,000 per month for its services. Of the $25,000 due per month, $10,000 is payable and $15,000 is accrued.

            During the three month period ended August 31, 2011 (unaudited), the Company had total expenses of $134,519, which was an increase from $3,261 as of August 31, 2010 (unaudited).  Expenses for the three month period ended August 31, 2011 included consulting expenses of $77,199, general and administrative expenses of $1,320 and legal and accounting expenses of $56,000.  Expenses for the three month period ended August 31, 2010 included consulting expenses of $1,215, general and administrative expenses of $46 and legal and accounting expenses of $2,000.

            Expenses from the Company’s inception through August 31, 2011(unaudited) totaled $291,408.  Expenses from the Company’s inception through August 31, 2011 included consulting expenses of $172,405, general and administrative expenses of $8,155 and legal and accounting expenses of $110,848.

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

ITEM 6.         EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS       XBRL Instance Document

101.SCH      XBRL Taxonomy Schema

101.CAL      XBRL Taxonomy Calculation Linkbase

101.DEF      XBRL Taxonomy Definition Linkbase

101.LAB      XBRL Taxonomy Label Linkbase

101.PRE      XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of October, 2011.

                                                                        CYBER SUPPLY INC.

BY:     /s/ Sebastien Koechli
            Name:  Sebastien Koechli

Title:     President and Principal Executive
                        Officer

BY:    /s/ Romain Gay-Crosier
          Name:  Romain Gay-Crosier
          Title:     Principal Financial Officer,
                      Principal Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS       XBRL Instance Document

101.SCH      XBRL Taxonomy Schema

101.CAL      XBRL Taxonomy Calculation Linkbase

101.DEF      XBRL Taxonomy Definition Linkbase

101.LAB      XBRL Taxonomy Label Linkbase

101.PRE      XBRL Taxonomy Presentation Linkbase