Form 10-KT
period 2011-09-30
CIG WIRELESS CORP.
filed 2012-02-06
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from March 1, 2011 to September 30, 2011

Commission File Number:  000-53677

CIG Wireless Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0672900
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Five Concourse Parkway, Suite 3100

Atlanta, GA 30328

(Address of principal executive offices)

(678) 332-5000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $130,170 at March 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 19,766,610 shares of Common Stock, par value 0.00001, outstanding as of January 31, 2012.

Explanatory Note

On December 28, 2011 the Board of Directors of Registrant approved the change of fiscal year-end from February 28th to September 30th. The change of fiscal year-end follows the Registrant’s acquisitions of CIG Services LLC on October 7, 2011 and Communications Infrastructure Group, LLC on December 5, 2011, and the change of control of the Registrant which occurred in connection with the foregoing acquisitions, as each such event was reported on Form 8-K filed with the SEC on October 7, 2011 and December 12, 2011, respectively.

As a result of the change in the fiscal year-end reporting period, the Registrant is hereby filing this Transition Report on Form 10-K for the fiscal year-ended September 30, 2011.  The Registrant will subsequently file annual reports on Form 10-K with respect to each fiscal year ending on September 30th and quarterly reports on Form 10-Q for quarters ending on December 31st, March 31st, and June 30th.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause actual results to differ materially from those projected in forward-looking statements made in this Transition Report on Form 10-K (this “Report”) and in other reports and documents published by the Company from time to time. Any statements about the Company’s beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for the Company to predict which will arise or to assess with any precision the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to CIG Wireless Corp.

PART I

ITEM 1: BUSINESS

Corporate Information and Subsequent Developments Summary

CIG Wireless Corp. (formerly known as Cyber Supply Inc.) (the “Company”) was incorporated in the State of Nevada on February 12, 2008.  During the fiscal year ended September 30, 2011, the Company began considering a new business model involving the development and managing of wireless infrastructure for wireless carriers.

Subsequent to the period covered by this Report, on October 7, 2011, the Company acquired CIG Services LLC (“CIG Services”), a company that had been formed to provide comprehensive management and support services for the operations, administration and management of cell phone towers.  On December 5, 2011, the Company acquired the Communications Infrastructure Group,  LLC, a Delaware limited liability company (the “CI Group”).  As of the date of filing of this Report, the Company is fully engaged in the business of the management of towers and other wireless infrastructure. The Company has adopted September 30th as its fiscal year.

For most of the fiscal year ended September 30, 2011, Ms. Maria Shostak served as the Company’s sole officer and director.  On August 8, 2011, Ms. Shostak resigned as an officer of the Company, however she remained as a director of the Company until her resignation on October 5, 2011.  On August 8, 2011, Mr. Sebastien Koechli was appointed as a member of the Board of Directors of the Company, and as the Company's President and Chief Executive Officer, and Mr. Romain Gay-Crosier was appointed as the Company's Treasurer and Chief Financial Officer.

Prior to the acquisition of CIG Services and the CI Group, the Company had originally focused on the development of a web-based supply business, however, the Company subsequently determined that its original business model was not viable and the Company suspended operations pending review and assessment of other possible business endeavors.  The Company did not conduct any operations during the fiscal year ended September 30, 2011, and the Company did not earn any revenues.

On September 23, 2011, the Board of Directors of the Company declared a stock dividend applicable to all stockholders of the Company as of the close of business on the record date of October 3, 2011.  Such stock dividend was paid on October 4, 2011.  Each stockholder of the Company as of the record date received four (4) additional shares of the Company’s common stock for each one (1) share of the Company’s common stock held as of the close of business on the record date.  Holders of fractions of shares of the Company’s common stock received a proportional fractional number of shares.

Corporate Development

On October 3, 2011, Ms. Shostak sold 11,500,000 shares of common stock to two purchasers in a private transaction.  Ms. Shostak simultaneously tendered and cancelled 13,500,000 shares of common stock pursuant to a Share Tender and Cancellation Agreement, by and between the Company and Ms. Shostak (these share numbers have been proportionately adjusted to reflect the effect of the share dividend).

Ms. Shostak sold her shares to Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Partners AG, a Swiss investment company (“ENEX Capital”).  WIF acquired 10,000,000 shares of common stock from Ms. Shostak at an aggregate purchase price of $43,478 and ENEX Capital acquired 1,500,000 shares for an aggregate purchase price of $6,522.  After giving effect to such stock transfers and cancellations, there were 18,008,500 shares of common stock issued and outstanding, of which WIF owned 55.5% and ENEX Capital owned 8.3%.  Subsequent to this change in control, the Company issued 1,000,000 shares of preferred stock and 750,000 shares of common stock, as described below.

On October 7, 2011, the Company entered into an acquisition agreement pursuant to which the Company acquired all membership interests in CIG Services. CIG Services was formed to provide comprehensive management and support services with respect to the operations, administration and management of cell phone towers.

On October 7, 2011, the Company issued to BAC-CIG, LLC,  a Delaware investment company owned by BAC Berlin Atlantic Holding GmbH & Co. KG, one million shares of restricted preferred stock, designated as Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A 4% Preferred Stock”), at a purchase price of $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds received by the Company. The Series A 4% Preferred Stock had the following attributes: (i) a stated value of $2.00 per share; an annual dividend of 4% per year (payable in cash or in common stock); (ii) a liquidation preference of $2.00 per share (together with accrued dividends and other adjustments); (iii) conversion rights by the holder to Company common stock, exercisable at any time prior to redemption at a conversion price of $2.00 per share (subject to customary adjustments for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); (iv) an optional redemption right exercisable by the Company if the volume weighted average of the Company’s common stock equals or exceeds 160% of the conversion price (as then in effect); and (v) voting rights equal to the equivalent number of common shares the preferred stock is convertible into.  As a result of the sale of these preferred shares, Berlin Atlantic Holding GmbH & Co. KG became a related party to the Company. The Company issued the Series A 4% Preferred Stock under a Certificate of Designation filed with the Secretary of State of Nevada on October 7, 2011, which provided for mandatory redemption by the Company in the amount of $2,000,000 no later than December 31, 2012, together with accrued dividends and other adjustments, all of which may be paid in cash or in shares of common stock at the option of the Company.  On December 20, 2011, the Company and the Delaware investment company executed the conversion of shares of Series A 4% 2012 Convertible Redeemable Preferred Stock into shares of the Company’s common stock.  There are no shares of Convertible Redeemable Preferred Stock outstanding as of the date of this Report.

On December 5, 2011, the Company entered into a Limited Liability Company Membership Interests Purchase Agreement (the “LLC Purchase Agreement”) with CIG Properties, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“CIG Properties”), BAC Berlin Atlantic Holding GmbH & Co. KG, a German Kommanditgesellschaft (“BAC Berlin”), and the CI Group.  BAC Berlin sold one hundred percent (100%) of the membership interests of the CI Group (the “Membership Interests”) to CIG Properties.  As consideration for the acquisition of the Membership Interests, the Company, on behalf of CIG Properties, issued to BAC Berlin 750,000 shares of the Company’s common stock.

The Company now conducts its business and all operations through its wholly owned subsidiary, the CI Group. As a result of the acquisition of CIG Services and the CI Group, the Company has 17 employees as of the date of filing of this Report.  In addition, the Company has moved its offices to Five Concourse Parkway, Suite 3100, Atlanta, GA 30328.  The Company’s new telephone number is (678) 332-5000.

On November 29, 2011, the Company changed its name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect its new business operation. The Company’s common stock is now traded on the over the counter bulletin board under the symbol “CIGW.OB.”

On November 28, 2011, the Company appointed Mr. Gert Rieder to the Board of Directors.  Mr. Sebastien Koechli resigned as the Chief Executive Officer of the Company and the Board of Directors appointed Mr. Akram Baker to serve as the Chief Executive Officer.  Mr. Koechli shall continue to serve the Company as President and Chairman of the Board.  On November 28, 2011.

Tower Management Operations

The Company, operating through its wholly-owned subsidiary the CI Group, manages, develops, owns, leases and operates cell phone towers and other wireless infrastructure.  The Company’s wholly owned subsidiary CIG Services provides certain administration management and operation services together with the CI Group.

On October 7, 2011, CIG Services entered into seven Tower Management Agreements (each a “Tower Management Agreement”) with various parties owning (i) cell phone or wireless transmission towers (the “Tower Owners”); or (ii) the economic interests of cell phone or wireless transmission towers (the “Tower Interest Holders” and referred to collectively herein with the Tower Owners as the “Tower Proprietors”).  During the respective term of each Tower Management Agreement, CIG Services, as manager, shall perform functions necessary to maintain, market, operate, manage and administer the tower sites of the Tower Proprietors.  The initial terms of the various Tower Management Agreements are expected to expire between December 31, 2014 and June 30, 2018.  Each Tower Proprietor shall pay a base management fee to CIG Services.  The base management fees applicable to each Tower Proprietor may vary significantly depending on the specific terms and conditions negotiated with each Tower Proprietor.  The Tower base management fees are expected to be paid in quarterly installments.  CIG Services may also in certain circumstances be eligible to receive ancillary compensation in consideration for procuring new tenants on tower sites, whereby CIG Services would receive a small percentage of the aggregate net rent for the initial term of each such new lease.

About The CI Group

The CI Group rents antenna and other equipment space on its towers on the basis of long term contracts with wireless carriers, governmental and public entities and utilities.  The towers are either acquired on the open market or through the successful awarding to the CI Group of carrier tower projects.

The CI Group currently owns 40 wireless communications towers that are online and in commercial service with one or more antenna tenants.  The CI Group also owns six additional wireless communications towers that are currently in various phases of construction and which are expected to be completed with on-line antenna tenants prior to the end of first calendar quarter 2012.

The legal and economic interests in the four wireless towers under construction are legally and beneficially owned solely by the CI Group.  The Company and its shareholders will also participate in the benefits of all future tower construction with respect to business conducted through the CI Group.

The economic interests in the 42 wireless communications towers owned by the CI Group, although legally owned by the CI Group, are currently subject in their entirety to the rights of certain third party investment funds (collectively, the “Compartment LPs”).  The Compartment LPs participation rights in the Company extend only to the revenues derived specifically from the 42 towers, as well as the proceeds upon any sale or disposition of the towers.  The Compartment LPs do not participate in any other equity or revenues of the Company and their participation interests in the towers are subordinated to creditors of the Company.  The Compartment LPs with interests in the 42 CI Group towers are not shareholders of the Company.

The CI Group manages, develops, and markets rooftop space in New York City and Athens, GA. The Company believes that its subsidiary the CI Group is in a strong position to develop this business line through aggressive marketing and pricing.  The majority of the CI Group’s towers can accommodate more than one tenant which can facilitate supplemental revenue streams without incurring additional capital costs.

The CI Group plans to move into the business of Distributed Antenna Systems (“DAS”) in 2012. The CI Group DAS development program is currently underway in conjunction with a major property owner in New York.

The CI Group regularly bids for Carrier Build-to-Suit tenders (“BTS”) and has won nine such tower bids through the date of this Report.  Eight of the BTS projects were for MetroPCS Networks California, LLC (“Metro PCS”) in the Southern California market, and one was for Southern Communications Services, Inc. d/b/a SouthernLINC Wireless, in the Alabama market. Five of the California BTS tower projects were withdrawn by the CI Group and returned to Metro PCS because they were deemed too high in risk by the CI Group’s management

The CI Group is currently on the Approved Vendor List for BTS Bids for five wireless carriers.  The CI Group expects to increase this number in 2012.

The tower business is not seasonal. However, the availability of towers for acquisition on the market varies greatly.

The CI Group, like all of its competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside control of the CI Group, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

The CI Group deploys its working capital for the acquisition of third party towers on the open market or for the construction costs of BTS. Working capital is also used for marketing purposes. Additionally, working capital is used to develop and market search rings, which are locations which have been identified as prime candidates for the placement of cell phone towers, roof top systems or DAS.

The CI Group is reliant, to a large extent, on the wireless carriers build and search ring development plans. Possible consolidation in the industry plays a significant role in carrier builds and lease ups. Government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities, provide potential supplementary tower facilities’ leasing income.

Steel is the major raw material used in the construction of the towers. The CI Group uses leading contractors to carry out the actual building of the towers.

Ring Development License Agreement

On October 7, 2011, CIG Services (“Licensee”) and BAC-CIG, LLC (“Licensor”) entered into a Search Ring License & Service Agreement (the “Ring Development Agreement”).  The Licensor holds all right, title and interest and/or indirect economic interests, to a portfolio of search rings (collectively, the “Search Ring Assets”).  The Ring Development Agreement grants CIG Services an exclusive license to utilize the Search Ring Assets to develop, construct and market telecommunication tower and infrastructure assets (“Future Tower Assets”).  The Ring Development Agreement expires on December 31, 2012, subject to extension upon mutual consent of the parties.  The Ring Development Agreement provides that the Licensor will be paid a license fee of 70% of the net profits collected by Licensee through the exploitation, distribution, construction, sales, servicing and/or marketing of Search Ring Assets or Future Tower Assets.  Under the terms of the Ring Development Agreement, the Licensor contributed an aggregate of $2,000,000 to the Company, through the purchase of the Company’s Series A 4% 2012 Convertible Redeemable Preferred Stock, to fund the development, construction and marketing of the Future Tower Assets.  Upon termination of the Ring Development Agreement, all right, title and interests in undeveloped Search Ring Assets will revert to the Licensor without any residual rights retained by CIG Services.

Customers

Tenants of the CI Group’s towers include large national wireless carriers that operate national or regional networks including AT&T, Sprint, Verizon Wireless and T-Mobile.

Management

Mr. Akram Baker serves as the Chief Executive Officer of the Company and its subsidiaries the CI Group and CIG Services. Sebastien Koechli serves as the Company’s President and Romain Gay-Crosier serves as the Company’s Chief Financial Officer.

Sales and Marketing

The Company’s sales and marketing goals are to use existing relationships and develop new relationships with wireless service providers to lease antenna space and sell related services with respect to the CI Group’s owned or managed towers, to grow the site leasing business.  The Company intends to bid site development services contracts through the CI Group with the goal of increasing operating margins and/or providing financial and strategic benefits with respect to the site leasing business.

Competition

The Company, operating through the CI Group, competes with independent tower owners which also provide site rental and network services, wireless carriers which build, own and operate their own tower networks and lease space to other wireless communication companies, and owners of alternative facilities, including rooftops, water towers, broadcast towers, DAS networks, and utility poles.

Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than the Company. The Company believes that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and the Company’s customers' internal staffs. The Company believes that customers will base their decisions on the outsourcing of network services on criteria such as experience, track record, local reputation, price and time for completion of a project.

The Company believes that it is in a strong position in the independent tower owner market segment.  Divided into three main tiers, the space is dominated by three large, publically traded companies, American Tower Corporation, Crowne Castle International Corp., and SBA Communication Corporation (“SBA”). The first two own and/or manage more than 25,000 sites each and SBA manages approximately 15,000. The second tier players manage or own between 1,000-10,000 sites and are financed by various forms of private equity and loans.  The third tier are owners of individual towers or small group wireless communication facilities.  Based on current industry reports, the Company estimates that there are approximately 90 tower companies in the US with 10 towers or more.

Employees

The Company is not a party to any collective bargaining agreements. The Company has not experienced any strikes or work stoppages, and management believes that the Company’s employee relations are satisfactory.

Intellectual Property

The Company does not own any patents or trademarks at the present time.  The Company intends to proceed with certain trademark representations as soon as reasonably feasible.

Regulatory and Environmental Matters

Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications, radio and television broadcasting. Such regulations control the siting, lighting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities with the FCC and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties.

Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require the Company to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in November 2009 establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. If a jurisdiction fails to act within these timeframes, the applicant may file a claim for relief in court. Notwithstanding this declaratory ruling, decisions of local zoning authorities may also adversely affect the timing and cost of tower construction and modification.

Where You Can Find More Information

The Company files annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of the Company’s filings at no cost, by writing or telephoning the Company at:

CIG Wireless Corp.

Five Concourse Parkway, Suite 3100

Atlanta, GA 30328

Telephone No.: 678-332-5000

Attention:  Akram Baker, Chief Executive Officer

ITEM 1A: Risk Factors

You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in the Company’s securities.

Risks Related to the Company’s Business

The Company may need to raise additional capital in order to expand operations, which may not be available to the Company or might not be available on favorable terms.

The Company may need additional funds to implement its business plan of expanding the operations of the Company’s subsidiary the CI Group, as this business model requires significant capital expenditures. The Company’s future capital requirements will depend on a number of factors, including the Company’s ability to grow its revenues and manage its business. The Company’s growth will depend upon its ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of the Company’s equity securities in private or public transactions. If the Company is successful in raising equity capital, because of the number and variability of factors that will determine its use of the capital, its ultimate use of the proceeds may vary substantially from the Company’s current plans.  The Company expects that its management will have considerable discretion over the use of equity proceeds.  Should the Company fail to raise needed funds, the Company may not be able to continue operations.

Indebtedness may burden the Company with high interest payments and highly restrictive terms which could adversely affect its business.

In the event that the Company must borrow substantial amounts to operate, a significant amount of indebtedness could increase the possibility that the Company may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.

The current global financial market conditions will be relevant to the Company’s ability to raise funds and make sales in the particular markets in which the Company will be active. While the Company believes that the opportunity exists to proceed in spite of these factors, major market disruptions, recent adverse changes in global market conditions, and the regulatory climate may affect the Company’s business.

The Company’s strategy for growth may include joint ventures, strategic alliances and mergers and acquisitions, which could be difficult to manage.

The successful execution of the Company’s growth strategy may depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. The Company may be exposed to risks that the Company may incorrectly assess new businesses and technologies.  The Company could face difficulties and unexpected costs during and after the establishment of corporate relationships.

Acquisitions may be foreign acquisitions which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

The Company’s Auditors have issued an opinion expressing uncertainty regarding the Company’s ability to continue as a going concern.  If the Company is not able to continue operations, investors could lose their entire investment in the Company.

The Company has a history of operating losses, and may continue to incur operating losses for the foreseeable future. Since inception, the Company has experienced losses totaling $442,973. This raises substantial doubts about the Company’s ability to continue as a going concern.  The Company’s auditors issued an opinion in their audit report dated February 2, 2012 expressing uncertainty about the Company’s ability to continue as a going concern. This means that there is substantial doubt whether the Company can continue as an ongoing business without additional financing and/or generating profits from the Company’s operations.  If the Company is unable to continue as a going concern and the Company fails, investors in the Company could lose their entire investment.

The Company may be exposed to tax audits.

The Company’s U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by the Company. Further, an audit could lead to an audit of one or more of the Company’s investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to the Company.   The Company is unable to guarantee the deductibility of any item that the Company acquires.  The Company will claim all deductions for federal and state income tax purposes which the Company reasonably believes that it is entitled to claim. In particular, the Company will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating the Company’s expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of the Company’s deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

 Risks Related to the CI Group’s Industry

Decrease in demand for the CI Group’s communications sites would materially and adversely affect the Company’s operating results and the Company cannot control that demand.

Many of the factors affecting the demand for the CI Group’s communications sites could materially and adversely affect the CI Group’s operating results. Those factors include:

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies;

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof; and

•	technological changes.

Any downturn in the economy or disruption in the financial and credit markets could impact consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, the CI Group’s wireless service provider tenants could experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect leasing demand for the CI Group’s communications sites and the CI Group’s network development services business, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

If the CI Group’s tenants consolidate or merge with each other to a significant degree, the Company’s growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among the CI Group’s tenants may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ networks may be redundant, and a reduction in future capital expenditures in the aggregate, because these tenants’ expansion plans may be similar. Previous combinations have led to situations where the combined companies either rationalized or have announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on the CI Group’s communications sites.  In addition, certain combined companies have undergone or are currently undergoing changes to their networks, and these and other tenants could determine not to renew leases with us as a result. The CI Group’s future results may be negatively impacted if a significant number of these leases are terminated, and the CI Group’s ongoing contractual revenues would be reduced as a result. Similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on the CI Group’s communications sites.

New technologies or changes in a tenant’s business model could make the CI Group’s tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, have the effect of decreasing demand for tower space, or reduce obtainable lease rates. Examples of such technologies include spectrally efficient air access technologies which potentially can relieve some network capacity problems and could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for the CI Group’s antenna space. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on the Company’s business, results of operations and financial condition.

New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that new wireless services and technologies, such as 4G, will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for the CI Group’s towers as a result of such technologies may not be realized at the times or to the extent anticipated.

The CI Group’s expansion initiatives may disrupt its operations or expose the CI Group to additional risk if it is not able to successfully integrate operations, assets and personnel.

As the CI Group continues to acquire communications sites in its existing markets and expand into new markets, the CI Group shall be subject to a number of risks and uncertainties, including not meeting the Company’s return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on integrating operations, communications tower portfolios and personnel in a timely and efficient manner. Integration may be difficult and unpredictable for many reasons, including, among other things, differing systems and processes, potential cultural differences, and conflicting policies, procedures and operations. In addition, the integration of businesses may significantly burden management and the Company’s internal resources.

Should the CI Group expand its operations outside of the United States, it will be exposed to additional risks.

The Company’s subsidiary the CI Group does not yet have any international operations or plans to operate outside of the United States.  The Company is exploring the possibility of such expansion.  Any international expansion initiatives the Company may undertake will subject the Company to additional risks and uncertainty including unpredictable legal regulations and political and economic turmoil.

The Company could suffer adverse tax or other financial consequences if taxing authorities do not agree with the Company’s tax positions.

The Company anticipates that it will be periodically subject to a number of tax examinations by taxing authorities in the states and countries where the Company does business. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. If there are tax benefits the Company avails itself of that are subsequently challenged successfully by a taxing authority, the Company may be required to pay additional taxes or the Company may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on the Company’s business, results of operations and financial condition.

Due to the long-term expectations of revenue growth from tenant leases, the CI Group is sensitive to changes in the creditworthiness and financial strength of its tenants.

Due to the long-term nature of the CI Group’s tenant leases, the CI Group, like others in the tower industry, depends on the continued financial strength of its tenants. Many wireless service providers operate with substantial leverage. In addition, many of the CI Group’s tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If the CI Group’s tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for the CI Group’s communications sites and the CI Group’s network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of the CI Group’s  significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on the CI Group’s deferred rent asset, tower asset, network location intangible asset, customer relationship intangible asset or customer base intangible asset. In addition, it could result in the loss of significant tenants and all or a portion of the CI Group’s anticipated lease revenues from certain tenants, all of which could have a material adverse effect on the CI Group’s business, results of operations and financial condition.

All of the Company’s revenue comes from its subsidiary the CI Group.

The Company has only one source of revenue during the foreseeable future which will be derived from its subsidiary the CI Group.  Should the CI Group’s business not perform as expected, the Company would and its results of operations would also be materially and adversely affected.

A substantial portion of the CI Group’s revenue is derived from a small number of customers.

A substantial portion of the CI Group’s total operating revenues is derived from a small number of customers.  As of the fiscal year end covered by this Report, approximately twenty three customers accounted for substantially all of the CI Group’s revenue.  If any of these customers is unwilling or unable to perform its obligations under the CI Group’s agreements with it, the CI Group’s revenues, results of operations, financial condition and liquidity could be materially and adversely affected which could consequently seriously and materially adversely affect the Company.  In the ordinary course of the CI Group’s business, the CI Group may occasionally experience disputes with its customers, including disputes regarding the interpretation of terms of its agreements. It is possible that such disputes could lead to a termination of the CI Group’s leases with customers or a material modification of the terms of those leases, either of which could have a material adverse effect on the CI Group’s business, results of operations and financial condition. If the CI Group is forced to resolve any of these disputes through litigation, the CI Group’s relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on the Company’s business, results of operations and financial condition.

The CI Group’s network services business has historically experienced significant volatility in demand, which reduces the predictability of the CI Group’s results.

The operating results of the CI Group’s network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. The CI Group’s network services business may be adversely impacted by various factors including competition, economic weakness and uncertainty, the CI Group’s market share, and changes in the type and volume of work performed.

Increasing competition in the tower industry may create pricing pressures that may materially and adversely affect the CI Group.

The CI Group’s industry is highly competitive, and its tenants have numerous alternatives for leasing antenna space. Some of the CI Group’s competitors, such as wireless carriers that allow collocation on their towers, are larger and may have greater financial resources than the Company does, while other competitors may have lower return on investment criteria than the Company does. Competitive pricing pressures for tenants on towers from these competitors could materially and adversely affect the CI Group’s lease rates and services income. In addition, the Company may not be able to renew existing tenant leases or enter into new tenant leases, resulting in a material adverse impact on the CI Group’s results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect the CI Group’s business, results of operations or financial condition.

A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect the Company’s business (including reducing demand for the CI Group’s towers and network services).

Historically, the amount of the CI Group’s customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for the CI Group towers. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies or plans to expand coverage or capacity may reduce demand for the CI Group towers. Furthermore, the wireless communication industry could experience a slow down or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurances that the weakness and uncertainty in the current economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect the Company’s business, including by reducing demand for the CI Group towers and network services. In addition, such a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect the Company’s business.

If the CI Group fails to comply with laws or regulations which regulate the wireless  business and which may change at any time, the CI Group may be fined or even lose its right to conduct some of its business as currently conducted.

A variety of federal, state, local and regulations apply to the wireless business, including those discussed in Item 1 of this Report.  Failure to comply with applicable requirements may lead to civil penalties or require the CI Group to assume indemnification obligations or breach contractual provisions. The Company cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect the CI Group’s business, increase delays or result in additional costs. These factors may have a material adverse effect on the CI Group. The CI Group’s business is subject to government regulations and changes in current or future laws or regulations could restrict the CI Group’s potential ability to operate its business as it currently conducted.

The Company’s expansion plans may be impacted by a lack of towers to acquire.

Currently, demand for towers exceeds supply.  This may adversely affect the Company’s plans to acquire towers from third parties at economically advantageous prices.  There is no certainty that such demand will continue or that the Company will be able to acquire third party towers at reasonable prices, if at all.

The Company could have liability under environmental laws.

The CI Group’s operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, the CI Group may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether the CI Group, as the owner, lessee or operator, knew of, or were responsible for, the contamination. The CI Group may also be liable for certain costs of remediating contamination at third party sites to which the CI Group sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. The Company cannot assure you that the CI Group is at all times in complete compliance with all environmental requirements. The CI Group may be subject to potentially significant fines or penalties if the CI Group fails to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition.

The towers the CI Group manages may be affected by natural disasters and other unforeseen damage for which the CI Group’s insurance may not provide adequate coverage.

The CI Group towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to the towers as a result of these or other events would impact the CI Group’s ability to provide services to the CI Group’s tenants and could materially and adversely impact the Company’s results of operation or financial condition. While the CI Group maintains insurance coverage for natural disasters, such insurance may not be adequate to cover the associated costs of repair or reconstruction for a major future event.  If the CI Group is unable to provide services to tenants as a result of damage to the towers, it could lead to customer loss, resulting in a corresponding material adverse effect on the CI Group’s business, results of operations or financial condition.

The Company’s costs could increase and its revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow the Company’s growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of study by the scientific community in recent years, and health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact the market for wireless services, as well as tower tenants, which could materially and adversely affect the Company’s business, results of operations or financial condition. The CI Group does not maintain any significant insurance with respect to these matters.

As a result of the Company’s acquisition of the CI Group, the Company will need the consent of certain third parties who own or control real property underlying the towers.

The CI Group must secure the consent of third parties who own or control real property underlying the towers.  While the Company anticipates that it will be able to secure such consents, the failure to do so could impair the Company’s operation and could have a material adverse effect on the Company’s business and results of operations.

Risks Related to investing in the Company’s Common Shares

The Company does not anticipate paying cash dividends on its Common Stock.

The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company intends to retain any cash flow we generate for investment in the Company’s business. Accordingly, the Company’s common stock may not be suitable for investors who are seeking current income from dividends.  Any determination to pay dividends on the Company’s common stock in the future will be at the discretion of the Company’s board of directors.

Investors may not be able to resell their common shares.

The Company’s common shares have a trading symbol but have not actively traded. Investors may not be able to sell or trade their common shares, with the consequence that they may have to hold shares for an indefinite period of time.  There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.

The Company anticipates that its common stock will continue during the foreseeable future to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of the Company’s shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for the Company’s common stock. As long as the common stock is subject to the penny stock rules, the Company’s shareholders may find it more difficult to sell their shares.

If the Company raises additional funds through the issuance of equity or convertible debt securities, your ownership could be diluted.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage of ownership held by existing shareholders will be reduced, and new securities may contain certain rights, preferences or privileges that are senior to those of the Company’s common shares.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company’s operating flexibility with respect to certain business matters.

Grants of stock options and other rights to the Company’s employees may dilute your stock ownership.

The Company plans to attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. The Company has granted stock options to certain officers and directors.  The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in the Company of its then existing shareholders.

The Company’s stock price may be volatile and market movements may adversely affect your investment.

The market price of the Company’s stock may fluctuate substantially due to a variety of factors, many of which are beyond the Company’s control. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company’s stock. Future sales of the Company’s common shares by our shareholders could depress the price of the Company’s stock.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company does not own any real estate or other property.  The Company plans on acquiring property rights for the purpose of building cell phone towers, installing roof top antenna systems and implementing DAS projects.

As of the date of this Report, the Company is currently renting office space at Five Concourse Parkway, Suite 3100, Atlanta, GA 30328.  The annual rent is $310,000.  In addition, CIG Services has an office in San Francisco, for which the Company pays de minimus rent.

ITEM 3: LEGAL PROCEEDINGS

The Company is not, and has not been during the most recent fiscal year, a party to any legal proceedings.

ITEM 4: RESERVED

Not Applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

There is presently no public market for the Company’s shares of common stock. The Company intends to apply for a listing of its common stock on a national market, however, the Company can provide no assurance that the Company’s shares of common stock will be traded on such a market, or that a market for the Company’s common stock will otherwise materialize.

The Company’s common stock is listed on the over the counter bulletin board under the symbol “CIGW.OB.”

(b) Holders

On January31, 2012, the Company had 74 shareholders of record of its common stock and 19,766,610 shares issued and outstanding.

(c) Dividends

To date, the Company has not declared or paid any cash dividends on the Company’s common stock. The Company currently does not anticipate paying any cash dividends in the foreseeable future on the Company’s common stock. Although the Company intends to retain its earnings, if any, to finance the exploration and growth of the Company’s business, the Company’s Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon the Company’s earnings, capital requirements, and other factors, which the Company’s Board of Directors may deem relevant.

On September 23, 2011, the Board of Directors of the Company declared a stock dividend applicable to all stockholders as of the close of business on the record date of October 3, 2011.  Such stock dividend was paid on October 4, 2011.  Each stockholder of the Company as of the record date received four additional shares of the Company’s common stock for each one share of the Company’s common stock which they held as of the close of business on the record date.  Holders of fractions of shares of the Company’s common stock received a proportional fractional number of shares. All share and per share amounts herein have been retroactively restated to reflect this stock dividend.

(d) Securities authorized for issuance under equity compensation plans

As September 30, 2011, the Company had not authorized securities for issuance under any equity compensation plans.

Subsequent Event Securities Issuances

Series A 4% Convertible Redeemable Preferred Stock:

On October 7, 2011, the Company issued to BAC-CIG, LLC,  a Delaware investment company  owned by BAC Berlin Atlantic Holding GmbH & Co. KG one million shares of restricted preferred stock, designated as Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A 4% Preferred Stock”), at a purchase price of $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds received by the Company. The Series A 4% Preferred Stock had the following attributes: (i) a stated value of $2.00 per share; an annual dividend of 4% per year (payable in cash or in common stock); (ii) a liquidation preference of $2.00 per share (together with accrued dividends and other adjustments); (iii) conversion rights by the holder to Company common stock, exercisable at any time prior to redemption at a conversion price of $2.00 per share (subject to customary adjustments for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); and (iv) an optional redemption right exercisable by the Company if the volume weighted average of the Company’s common stock equals or exceeds 160% of the conversion price (as then in effect); and (v) voting rights equal to the equivalent number of common shares the preferred stock is convertible into.  As a result of the sale of these preferred shares, Berlin Atlantic Holding GmbH & Co. KG became a related party to the Company. The Company issued the Series A 4% Preferred Stock under a Certificate of Designation filed with the Secretary of State of Nevada on October 7, 2011, which provided for mandatory redemption by the Company in the amount of $2,000,000 no later than December 31, 2012, together with accrued dividends and other adjustments, all of which may be paid in cash or in shares of common stock at the option of the Company.  The Company issued the Series A 4% Preferred Stock to a Delaware investment company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. On December 20, 2011, the Company and the Delaware investment company executed the conversion of shares of Series A 4% 2012 Convertible Redeemable Preferred Stock into shares of the Company’s common stock.  There are no shares of Convertible Redeemable Preferred Stock outstanding as of the date of this Report.

The CI Group Securities Acquisition Issuance:

On December 5, 2011, the Company entered into the LLC Purchase Agreement with CIG Properties, BAC Berlin, and the CI Group pursuant to which BAC Berlin sold one hundred percent (100%) of the CI Group Membership Interests to CIG Properties.  As consideration for the acquisition of the Membership Interests, the Company, on behalf of CIG Properties, issued to BAC Berlin 750,000 shares of the Company’s common stock as the Consideration Shares.  The Company issued the Consideration Shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6: SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, the Company has omitted Selected Financial Data.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sections provide financial information for the Company and its wholly-owned subsidiary, the CI Group, separately as of September 30, 2011, as the Company had not yet acquired the CI Group as of such date.  The Company now conducts its business and all operations through the CI Group.  On December 28, 2011 the Company’s Board of Directors approved the change of fiscal year-end from February 28th to September 30th. The change of fiscal year-end follows the Company’s acquisitions of CIG Services LLC on October 7, 2011 and Communications Infrastructure Group, LLC on December 5, 2011, and the change of control of the Company which occurred in connection with the foregoing acquisitions.

The CI Group

The following discussion of the financial condition and results of operations of the CI Group should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the CI Group's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the CI Group to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Background

The CI Group (Communications Infrastructure Group, LLC) is a limited liability company and was formed on July 24, 2009 under the Delaware Limited Liability Act for the purpose of investing in telecommunication towers throughout the United States of America and subsequently leasing space on the towers to major wireless and broadband carriers.  The CI Group’s offices are located in Atlanta, Georgia.

About The CI Group

The CI Group rents antenna and other equipment space on its towers on the basis of long term contracts with wireless carriers, governmental and public entities and utilities.  The towers are either acquired on the open market or through the successful awarding to the CI Group of carrier tower projects.

The CI Group currently owns 40 wireless communications towers that are online and in commercial service with one or more antenna tenants.  The CI Group also owns six additional wireless communications towers that are currently in various phases of construction and which are expected to be completed with on-line antenna tenants prior to the end of first calendar quarter 2012.

The legal and economic interests in the four wireless towers under construction are legally and beneficially owned solely by the CI Group.

The economic interests in the 42 wireless communications towers owned by CI Group, although legally owned by CI Group, are currently subject in their entirety to the rights of certain third party investment funds (collectively, the “Compartment LPs”).  The Compartment LPs  participation rights in the Company extend only to the revenues derived specifically from the 42 towers, as well as the proceeds upon any sale or disposition of the towers.  The Compartment LPs do not participate in any other equity or revenues of the Company and their participation interests in the towers are subordinated to creditors of the Company.  The Compartment LPs with interests in the 42 CI Group towers are not shareholders of the Company.

The CI Group manages, develops, and markets rooftop space in New York City and Athens, GA. The CI Group believes that it is in a strong position to develop this business line through aggressive marketing and pricing.  The majority of CI Group’s towers can accommodate more than one tenant which can facilitate supplemental revenue streams without incurring additional capital costs.

The CI Group plans to move into the business of Distributed Antenna Systems (“DAS”) in 2012. The CI Group DAS development program is currently underway in conjunction with a major property owner in New York.

The CI Group regularly bids for Carrier Build-to-Suit tenders (“BTS”) and has won nine such tower bids through the date of this Report.  Eight of the BTS projects were for MetroPCS Networks California, LLC (“Metro PCS”) in the Southern California market, and one was for Southern Communications Services, Inc. d/b/a SouthernLINC Wireless, in the Alabama market. Five of the California BTS tower projects were withdrawn by the CI Group and returned to Metro PCS because they were deemed too high in risk by CI Group’s management

The CI Group is currently on the Approved Vendor List for BTS Bids for five wireless carriers.  The CI Group expects to increase this number in 2012.

The tower business is not seasonal. However, the availability of towers for acquisition on the market varies greatly.

The CI Group, like all of its competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside control of the CI Group, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

The CI Group deploys its working capital for the acquisition of third party towers on the open market or for the construction costs of BTS. Working capital is also used for marketing purposes. Additionally, working capital is used to develop and market search rings, which are locations which have been identified as prime candidates for the placement of cell phone towers, roof top systems or DAS.

The CI Group is reliant, to a large extent, on the wireless carriers build and search ring development plans. Possible consolidation in the industry plays a significant role in carrier builds and lease ups. Government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities, provide potential supplementary tower facilities’ leasing income.

Steel is the major raw material used in the construction of the towers. The CI Group uses leading contractors to carry out the actual building of the towers.

Tower Management Operations

The CI Group manages, develops, owns, leases and operates cell phone towers and other wireless infrastructure.  The Company’s wholly owned subsidiary CIG Services provides all administration management and operation services on behalf of the CI Group.

CIG Services has entered into seven Tower Management Agreements (each a “Tower Management Agreement”) with various parties owning (i) cell phone or wireless transmission towers (the “Tower Owners”); or (ii) the economic interests of cell phone or wireless transmission towers (the “Tower Interest Holders” and referred to collectively herein with the Tower Owners as the “Tower Proprietors”).  During the respective term of each Tower Management Agreement, CIG Services, as manager, shall perform functions necessary to maintain, market, operate, manage and administer the tower sites of the Tower Proprietors.  The initial terms of the various Tower Management Agreements are expected to expire between December 31, 2014 and June 30, 2018.  Each Tower Proprietor shall pay a base management fee to CIG Services.  The base management fees applicable to each Tower Proprietor may vary significantly depending on the specific terms and conditions negotiated with each Tower Proprietor.  The Tower base management fees are expected to be paid in quarterly installments.  CIG Services may also in certain circumstances be eligible to receive ancillary compensation in consideration for procuring new tenants on tower sites, whereby CIG Services would receive a small percentage of the aggregate net rent for the initial term of each such new lease.

Ring Development License Agreement

On October 7, 2011, CIG Services (“Licensee”) and BAC-CIG, LLC (“Licensor”) entered into a Search Ring License & Service Agreement (the “Ring Development Agreement”).  The Licensor holds all right, title and interest and/or indirect economic interests, to a portfolio of search rings (collectively, the “Search Ring Assets”).  The Ring Development Agreement grants CIG Services an exclusive license to utilize the Search Ring Assets to develop, construct and market telecommunication tower and infrastructure assets (“Future Tower Assets”).  The Ring Development Agreement expires on December 31, 2012, subject to extension upon mutual consent of the parties.  The Ring Development Agreement provides that the Licensor will be paid a license fee of 70% of the net profits collected by Licensee through the exploitation, distribution, construction, sales, servicing and/or marketing of Search Ring Assets or Future Tower Assets.  Under the terms of the Ring Development Agreement, the Licensor contributed an aggregate of $2,000,000 to the Company, through the purchase of the Company’s Series A 4% 2012 Convertible Redeemable Preferred Stock, to fund the development, construction and marketing of the Future Tower Assets.  Upon termination of the Ring Development Agreement, all right, title and interests in undeveloped Search Ring Assets will revert to the Licensor without any residual rights retained by CIG Services.

Results of operations

 Year Ended September 30, 2010  Compared to Year Ended September 30, 2011

Sales, Income and Expenses for the CI Group

During the fiscal year ended September 30, 2011, the CI Group had total revenues of $2,046,092, including rent of $1,498,220, origination fees from related parties of $280,004, services of $140,380, and management fees from related parties of $127,488.  Total revenues decreased from period ended September 30, 2011.  During the fiscal year ended September 30, 2010, the CI Group had total revenues of $2,100,503, including rent of $1,441,933, origination fees from related parties of $492,143, services of $58,489, and management fees from related parties of $107,938.

During the fiscal year ended September 30, 2011, the CI Group had total operating expenses of $5,585,154, which was a decrease from $6,783,838 as of September 30, 2010.  Operating expenses for the fiscal year ended September 30, 2011 included general and administrative expenses of $2,183,530, shared services with related parties of $1,184,207, site rental of $730,059, search rings of $452,018, depreciation and accretion of $856,511 other costs of $742,693 and gains on the sale of assets to related parties of $563,864.  Operating expenses for the fiscal year ended September 30, 2010 included general and administrative expenses of $2,167,772, shared services with related parties of $1,982,625, site rental of $439,474, search rings of $1,078,840, depreciation and accretion of $924,932  other costs of $583,905 and gains on the sale of assets to related parties of $393,710.

During the fiscal year ended September 30, 2011, the CI Group had a total operating loss of $3,539,062, which represented a decrease from the fiscal year ended September 30, 2010, during which time CI Group had a total operating loss of $4,683,335.

During the fiscal year ended September 30, 2011, the CI Group had total other income of $3,399,868, which included losses allocated to related party investors of $3,291,981 (as described below), interest income from related parties of $497,261,and  a gain on foreign currency exchange of $748, offset by interest expenses to related parties of $390,122.  Total other income decreased from the fiscal year ended September 30, 2011, during which the CI Group had total other income of $5,110,738, which included losses allocated to related party investors of $4,634,601, interest income from related parties of $433,487,and  a gain on foreign currency exchange of $42,650.

The Company has entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for acquisition of tower assets which are segregated on the books by investment group. Profits from these towers are allocated to these investors after a designated internal rate of return of between 8 – 20%.  Operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit.

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the years ended September 30, 2011 and 2010 were $3,291,981 and $4,634,601, respectively.

Between November 2009 and February 2010, the Company entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made contributions to the Company for acquisition of tower assets which are segregated on the books by investment group. No separate legal entity was created through these agreements. The investment agreements all have similar terms, conditions, and termination dates as defined in the agreements. Termination dates range from December 31, 2014 through September 30, 2015.  On each such termination date, each respective investor may elect termination of the arrangement and the Company may then either liquidate the towers for cash payments after their share of any liabilities, distribute the net tower assets in kind or distribute stock in an entity which holds the tower assets.  Because these are mandatory variable repayment obligations occurring on each termination date, the net obligations to these investors are accounted for as long-term subordinated obligations.  Management fees, origination fees and interest charged to the investors and third-party consulting and other revenue received by the Company not related to the tower ownership or operations are segregated as Company revenue with minimal or no offset by Company overhead expenses.

Liquidity and capital resources for the CI Group

As of September 30, 2011, the CI Group’s total assets were $17,367,665, including property and equipment, net of accumulated depreciation in the amount of $15,166,970, construction in progress in the amount of $563,913, deferred rent assets in the amount of $147,157 and long-term prepaid rent in the amount of $174,759.  The CI Group’s total assets decreased from September 30, 2010, at which time the CI Group’s total assets were $23,750,403, including property and equipment, net of accumulated depreciation in the amount of $15,453,265, construction in progress in the amount of $110,831, deposits in the amount of $16,012, deferred rent assets in the amount of $78,024 and long-term prepaid rent in the amount of $181,666.

As of September 30, 2011, the CI Group’s total current assets were $1,314,866, consisting of cash in the amount of $214,675, accounts receivable in the amount of $197,634, accounts receivable from related parties in the amount of $858,957, and prepaid expenses and other current assets in the amount of $43,600.  CI Group’s total current assets decreased from September 30, 2010, at which time the  CI Group’s total current assets were $7,910,605, consisting of cash in the amount of $6,254,489, accounts receivable in the amount of $30,540, accounts receivable from related parties in the amount of $1,596,159, and prepaid expenses and other current assets in the amount of $29,417.

As of September 30, 2011, the CI Group’s total liabilities were $16,188,907, including long-term subordinated obligations to related parties of $13,184,767, deferred rent liabilities of $270,976, and asset retirement obligations of $480,740.  As of September 30, 2010, the CI Group’s total liabilities were $23,322,007, including long-term subordinated obligations to related parties of $18,370,372, deferred rent liabilities of $104,500, and asset retirement obligations of $448,389.

As of September 30, 2011, the CI Group’s total current liabilities were $2,252,424, consisting of accounts payable and accrued expenses in the amount of $1,636,583, accounts payable to related parties in the amount of $453,920 and deferred revenue in the amount of $161,921.  Total current liabilities represented a decrease from September 30, 2010, at which time the CI Group’s total current liabilities were $4,398,746, consisting of accounts payable and accrued expenses in the amount of $779,949, accounts payable to related parties in the amount of $3,483,798 and deferred revenue in the amount of $134,999.

Plant and Equipment

During the fiscal year ended September 30, 2012, the CI Group anticipates making investments in research and development in amounts which have not yet been defined.  All expenditures on plant and equipment will be made through the CI Group.

The CI Group  also anticipates expending approximately $75,000 on accounting software, $40,000 on software development and $35,000 on hardware.

The CI Group will attempt to accomplish significant growth in its number of towers through both acquisitions and new development.  The CI Group is making internal preparations to accomplish such growth.  The CI Group has not yet defined its specific goals and objectives on growth targets.

Employees

As of January 31, 2012, the CI Group had 17 employees.

Research and Development

As of the date of this Report, the CI Group has not expended significant amounts on research and development.  The CI Group does not currently have any funds allocated for research or development as of the date of this Report.  The CI Group intends to assess prospective research and development programs during the foreseeable future and allocate a responsive portion of the CI Group’s budget accordingly.

Off-Balance Sheet Arrangements

The CI Group does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

CIG Wireless Corp.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

History

CIG Wireless Corp. (formerly known as Cyber Supply Inc.) was incorporated in the State of Nevada on February 12, 2008.  During the fiscal year ended September 30, 2011, the Company began considering a new business model involving the development and managing of wireless infrastructure for wireless carriers.  The Company had originally focused on the development of a web-based supply business, however, the Company subsequently determined that its original business model was not viable and the Company suspended operations pending review and assessment of other possible business endeavors.  The Company did not conduct any operations during the fiscal year ended September 30, 2011, and the Company did not earn any revenues.

On October 7, 2011, the Company entered into an acquisition agreement pursuant to which the Company acquired all membership interests in CIG Services. CIG Services was formed to provide comprehensive management and support services with respect to the operations, administration and management of cell phone towers.

On December 5, 2011, the Company entered into a Limited Liability Company Membership Interests Purchase Agreement (the “LLC Purchase Agreement”) with CIG Properties, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“CIG Properties”), BAC Berlin Atlantic Holding GmbH & Co. KG, a German

Kommanditgesellschaft (“BAC Berlin”), and the CI Group.  BAC Berlin sold one hundred percent (100%) of the membership interests of the CI Group (the “Membership Interests”) to CIG Properties.

As of the date of filing of this Report, the Company is fully engaged in the business of the management of towers and other wireless infrastructure. The Company now conducts its business and all operations through the CI Group. As a result of the acquisition of CIG Services and the CI Group, the Company has 17 employees as of the date of filing of this Report.  In addition, the Company has moved its offices to Five Concourse Parkway, Suite 3100, Atlanta, GA 30328.  The Company’s new telephone number is (678) 332-5000.

Results of operations

Change in Fiscal Year End

The Company has adopted September 30th as its fiscal year. Previously, the Company’s fiscal year end was February 28th.

Years Ended February 28, 2011and 2010 Compared to Period from March 1, 2011 through September 30, 2011

Sales, Income and Expenses for the Company

During the period from March 1, 2011 through September 30, 2011, the Company had total expenses of $306,343.  This was a significant increase from the fiscal year ended February 28, 2011, during which the Company had total expenses of $23,699, and the year ended February 28, 2010, during which the Company had total expenses of $42,032.

Expenses for the period from March 1, 2011 through September 30, 2011 included consulting expenses of $113,251, general and administrative expenses of $4,554 and legal and accounting expenses of $188,538.  Expenses for the fiscal year ended February 28, 2011 included consulting expenses of $9,833, general and administrative expenses of $1,616 and legal and accounting expenses of $12,250. Expenses for the fiscal year ended February 28, 2010 included consulting expenses of $27,440, general and administrative expenses of $3,092 and legal and accounting expenses of $11,500.

Since the Company’s inception on February 12, 2008, the Company has had total expenses of $442,973, including consulting expenses of $193,354, legal and accounting expenses of $239,288 and general and administrative expenses of $10,331.

Liquidity and capital resources for the Company

To date, the Company’s sources of operating funds have included the sale of securities and borrowing.  As of September 30, 2011, our total assets were $126 consisting of cash in the amount of $126. This was a decrease from February 28, 2011, at which time the Company’s total assets were $9,880 and February 28, 2010, at which time the Company’s total assets were $600.

To date, the Company has borrowed a total of $35,000 from CRG Finance AG. These loans are due upon demand and compound interest at 10.0% per annum.  On August 8, 2011, the Company borrowed $100,000 from ENEX Group and entered into a Promissory Note setting forth the terms and conditions of the loan.  The amounts borrowed are unsecured general obligations which shall accrue interest at a rate of three percent (3%) per annum and shall be due and payable within thirty (30) days of demand on or after the first anniversary of the date of issuance of the Note.

As of September 30, 2011, the Company’s total liabilities were $331,022.  This included accounts payable of $185,062, loans payable of $34,544, and related party payable of $111,416.  As of February 28, 2011 the Company’s total liabilities were $34,433, including an amount of $3,473 due to a stockholder, loans payable of $19,980 and related party payable of $10, 980.  As of February 28, 2010, the Company had total liabilities of $1,454, including an amount of $1,454 due to a stockholder.

Subsequent to the end of the Company’s most recent fiscal quarter, the Company issued to to BAC-CIG, LLC a Delaware investment company owned by BAC Berlin Atlantic Holding GmbH & Co. KG, one million shares of Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share, at a purchase price of $2.00 per share, for total proceeds to the Company of $2,000,000.  The Company issued the

Series A 4% Preferred Stock in under a Certificate of Designation which provides for mandatory redemption by the Company in the amount of $2,000,000 no later than December 31, 2012, together with accrued dividends and other adjustments, all of which may be paid in cash or in shares of common stock at the option of the Company.  The Company anticipates that the proceeds from the issuances of the preferred stock will be sufficient to cover the Company’s operating expenses and tower development plans for the foreseeable future, however, the Company intends to seek additional capital to finance acquisitions and expansion.  On December 20, 2011, the Company and the Delaware investment company executed the conversion of shares of Series A 4% 2012 Convertible Redeemable Preferred Stock into shares of the Company’s common stock.  There are no shares of Convertible Redeemable Preferred Stock outstanding as of the date of this Report.

Plant and Equipment

During the fiscal year ended September 30, 2012, the Company anticipates making investments in research and development in amounts which have not yet been defined.  All expenditures on plant and equipment will be made through the CI Group.

The Company also anticipates expending approximately $75,000 on accounting software, $40,000 on software development and $35,000 on hardware.

The Company will attempt to accomplish significant growth in its number of towers through both acquisitions and new development.  The Company is making internal preparations to accomplish such growth.  The Company has not yet defined its specific goals and objectives on growth targets.

Employees

As of January 31, 2012, the Company had 17 employees.

Research and Development

As of the date of this Report, the Company has not expended significant amounts on research and development.  The Company does not currently have any funds allocated for research or development as of the date of this Report.  The Company intends to assess prospective research and development programs during the foreseeable future and allocate a responsive portion of the Company’s budget accordingly.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 7A:Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and the Company is not required to provide the information under this item.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements for Communications Infrastructure Group, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of

Communications Infrastructure Group, LLC

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Communications Infrastructure Group, LLC (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in member’s capital (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 2, 2012

Communications Infrastructure Group, LLC

Consolidated Balance Sheets

	September 30,
	2011	2010
Assets
Current assets:
Cash	$ 214,675	$ 6,254,489
Accounts receivable	197,634	30,540
Accounts receivable from related parties	858,957	1,596,159
Prepaid expenses and other current assets	43,600	29,417
Total current assets	1,314,866	7,910,605

Property and equipment, net of accumulated depreciation	15,166,970	15,453,265
Construction in progress	563,913	110,831
Deposits	-	16,012
Deferred rent assets	147,157	78,024
Long-term prepaid rent	174,759	181,666

Total assets	$ 17,367,665	$ 23,750,403

Liabilities and Member's Capital
Current liabilities:
Accounts payable and accrued expenses	$ 1,636,583	$ 779,949
Accounts payable to related parties	453,920	3,483,798
Deferred revenue	161,921	134,999
Total current liabilities	2,252,424	4,398,746

Deferred rent liabilities	270,976	104,500
Asset retirement obligation	480,740	448,389
Long-term subordinated obligations to related parties	13,184,767	18,370,372
Total liabilities	16,188,907	23,322,007

Member’s Capital:
Member’s capital	890,556	1,000
Retained earnings	288,202	427,396
Total member’s capital	1,178,758	428,396

Total liabilities and member’s capital	$ 17,367,665	$ 23,750,403

See accompanying notes to consolidated financial statements.

Communications Infrastructure Group, LLC

Consolidated Statements of Operations

	Years Ended September 30,
	2011	2010
Revenues:
Rent	$ 1,498,220	$ 1,441,933
Origination fees from related parties	280,004	492,143
Services	140,380	58,489
Management fees from related parties	127,488	107,938
Total revenues	2,046,092	2,100,503

Operating Expenses:
Costs of operations:
Site rental	730,059	439,474
Search rings	452,018	1,078,840
Depreciation and accretion	856,511	924,932
Other costs	742,693	583,905
General and administrative expenses	2,183,530	2,167,772
Shared services with related parties	1,184,207	1,982,625
Gain on the sale of assets to related party investors	(563,864)	(393,710)
Total operating expenses	5,585,154	6,783,838

Operating loss	(3,539,062)	(4,683,335)

Other Income (Expenses):
Interest income from related parties	497,261	433,487
Interest expenses to related parties	(390,122)	-
Gain on foreign currency exchange	748	42,650
Losses allocated to related party investors	3,291,981	4,634,601
Total other income	3,399,868	5,110,738

Net income (loss)	$ (139,194)	$ 427,403

See accompanying notes to consolidated financial statements.

Communications Infrastructure Group, LLC

Consolidated Statement of Changes in Member's Capital (Deficit)

For the Period from Inception through September 30, 2011

	Member's Capital	Retained Earnings (Deficit)	Totals

Balances at inception	$-	$-	-
Net loss	-	(7)	(7)
Balances at September 30, 2009	-	(7)	(7)

Capital contributions	1,000	-	1,000
Net income	-	427,403	427,403
Balances at September 30, 2010	1,000	427,396	428,396

Forgiveness of related party debt	889,556	-	889,556
Net loss	-	(139,194)	(139,194)
Balances at September 30, 2011	$890,556	$288,202	1,178,758

See accompanying notes to consolidated financial statements.

Communications Infrastructure Group, LLC

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(139,194)	$427,403
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	856,511	924,932
Bad debt expense	-	35,947
Gain on sale of assets to related parties	(563,864)	(393,710)
Management fees revenue	(98,595)	(107,938)
Losses allocated to related party creditors	(3,291,981)	(4,634,601)
Changes in assets and liabilities:
Accounts receivable	(167,094)	(65,657)
Prepaid expenses and other current assets	(14,183)	113,083
Deferred rent asset	(82,701)	(100,203)
Long-term prepaid rent	6,907	1,815
Accounts payable and accrued expenses	856,634	529,960
Accounts payable to related parties	1,184,207	1,982,625
Deferred revenue	26,922	69,430
Deferred rent liabilities	187,744	115,370
Net cash used in operating activities	(1,238,687)	(1,101,544)

Cash flows from investing activities:
Deposit on acquisition of fixed assets	-	(16,012)
Proceeds from sale of fixed assets	4,744,083	9,842,876
Cash paid for construction in progress	(563,913)	(110,831)
Purchases and construction of fixed assets	(4,598,941)	(15,570,303)
Net cash used in investing activities	(418,771)	(5,854,270)

Cash flows from financing activities:
Member contributions	-	1,000
Proceeds from investors in the subordinated obligations	250,000	14,138,785
Repayments to investors in the subordinated obligations	(2,045,029)	-
Net advances to related parties	(2,587,327)	(1,167,376)
Net cash provided by (used in) financing activities	(4,382,356)	12,972,409

Net change in cash	(6,039,814)	6,016,595
Cash at beginning of period	6,254,489	237,894
Cash at end of period	$214,675	$6,254,489

Supplemental Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Asset retirement obligation	$72,945	$416,829
Forgiveness of related party debt	889,556	-
See accompanying notes to consolidated financial statements.

Communications Infrastructure Group, LLC

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

Note 1:   Description of Business and Summary of Significant Accounting Policies

Description of Business

Communications Infrastructure Group, LLC, a limited liability company, (the “Company”) was incorporated on July 24, 2009 under the Delaware Limited Liability Act for the purpose of investing in telecommunications towers throughout the United States of America and lease space on the towers to major wireless and broadband carriers.

The Company’s offices are located in Atlanta, Georgia.

The Company borrowed money from various investment funds used to purchase specific towers that are accounted for separately within the Company in accordance with the terms of the investment agreements (Note 5).  The financial statements include these obligations and the related tower assets.

Virtually all Company expenses including tower operating costs and overhead are allocated to the various investment groups. The Company’s payment obligations to each investment group are adjusted for resulting net profit or loss on the tower operations of that group in lieu of any interest expense or other charges.

On September 23, 2011, the Company formed a wholly owned subsidiary CIG Services, LLC.

Principles of Consolidation

The consolidated financial statements include the financial information of Communications Infrastructure Group, LLC and its wholly owned subsidiary, CIG Services, LLC. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

Rent revenue is derived mainly from rental payments based on lease contracts with major wireless and broadband carriers for space on telecommunication towers.  The terms and rent amounts are specific to each lease. If the payment terms call for fixed escalations or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's asset related to straight-line site rental revenues is included in "deferred rent assets" on the balance sheets and amounts received in advance are recorded as "deferred revenues."

Origination fees revenue is derived in connection with the identification and purchase of tower assets by the Company that are subsequently sold to investment partners who are related parties.  Origination fees are payable upon completion and funding of the transaction by the related party (Note 7) and the revenue is recognized at that time.

Service revenue consists of services provided for the Company’s rental tenants. The services provided include site development, analysis, construction and procurement services. The services revenue is recognized upon completion of the services.

Management fees revenue consists of a quarterly or annual fee paid by the investment partners based upon the annual contributions made by each partner. The management fees revenue is recognized over the period in which it is earned.

Concentrations

The Company has certain customers that make up more than 10% of total revenues. During the year ended September 30, 2011, the Company had 2 customers each making up more than 10% of total revenue. The customers individually made up 34% and 13% of total revenues. During the year ended September 30, 2010, the Company had 3 customers each making up more than 10% of total revenue. The customers individually made up 16%, 15% and 12% of total revenues.

Cash

Cash includes cash and highly liquid investments that are readily convertible into cash and have a maturity of ninety days or less when purchased. At times, cash balances may exceed federally insured amounts. The Company believes it mitigates risks by depositing cash and investing in cash equivalents with major financial institutions.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on the aging, historical experience and management’s judgment of the individual accounts receivable. Accounts receivable are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection. As of September 30, 2011 and 2010, an allowance for doubtful accounts was not necessary.

Property and Equipment

Property and equipment consists mainly of the telecommunication towers in accordance with investment partner agreements (see Note 5). The Company maintains the title to these towers and control over these assets including control over others’ access to them. The Company also retains probable future  economic benefit from these towers through the ability to use the tower cash flows to pay the Company’s overhead expenses. Property and equipment are carried at original cost (see Note 3).  Expenditures for repairs and maintenance are expensed as incurred. Betterments and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Depreciation is recorded over the estimated useful lives of the asset categories using the straight-line method for financial reporting purposes.  The estimated useful lives of the Company’s assets are as follows: telecommunication towers – 20 years; software – 3 years. Towers and related assets on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower. Depreciation expense for the years ended September 30, 2011 and 2010 was $820,788 and $898,855, respectively.

Losses Allocated to Related Party Investors

The Company has entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for acquisition of tower assets which are segregated on the books by investment group. Profits from these towers are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit.

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the years ended September 30, 2011 and 2010 were $3,291,981 and $4,634,601, respectively.

Impairment of Long-Lived Assets

Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment are present, the Company evaluates the carrying amount of such assets in relation to the operating performance and future estimated undiscounted net cash flows expected to be generated by the assets or underlying businesses. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of assets will be impacted if estimated future operating cash flows are not achieved. In the opinion of management, no long-lived assets were impaired as of September 30, 2011 or 2010.

Asset Retirement Obligations

Asset retirement obligations are recognized in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and the liability is accreted through the obligation’s estimated settlement date. The associated retirement costs are capitalized as part of the carrying amount of the related telecommunication towers and depreciated over their estimated useful lives. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligations are included in long-term liabilities in the accompanying balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation and accretion” in the Company’s statements of operations. Accretion expense for the years ended September 30, 2011 and 2010 totaled $35,723 and $26,077, respectively.

Income Taxes

As a limited liability company, the Company is treated as a partnership for income tax reporting purposes and, as such, is not subject to income tax.  Members report their allocated share of the Company’s taxable income or loss on their individual tax returns.  Accordingly, no provision for income taxes is provided in the financial statements.

The Company is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce member’s equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the financial statements upon adoption. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Related Party Transactions

The accompanying financial statements include certain overhead, administrative and interest costs and expenses, which have been allocated to the Company for use of office space and personnel (Note 7).  To the extent amounts cannot be directly attributable to the Company, these costs have been allocated on a pro-rata basis based on headcount and represent management’s best estimate of what such expenses would have been had the Company been operated as a separate Company.  These amounts are included in shared services in the accompanying statements of operations.

The accompanying financial statements also include certain income related to the origination, construction and sale of tower assets to related parties.  Origination fees are included in revenue in the accompanying statements of operations.  Other income related to the construction and sale of tower assets to related parties is included in other income in the accompanying statements of operations as interest income and gain on sale of assets.

Rent Expense

Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods for which renewal appears, at the inception of the lease, to be reasonably assured. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line deferred rent liability and records prepaid ground rent in the accompanying balance sheets.

Recently Issued Accounting Pronouncements

The Company does not believe the adoption of any recently issued accounting pronouncements would have a material impact on the Company’s present or future financial statements.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of September 30, 2011. As shown in the accompanying financial statements, the Company has also incurred significant losses since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that management will be successful in raising additional funds. As of the date of this report, management is involved in negotiations with several different financing partners in and outside of the United States of America and reasonably expects positive developments and results within the weeks and months to come. Management expects current negotiations of both debt and equity financing shall raise sufficient capital to meet the Company’s financial requirements over the next twelve months and to fund its growth oriented business plan.

Note 3:  Property and Equipment

Property and equipment consisted of the following at September 30:

	Useful
	Lives	2011	2010
Telecommunication towers and land	up to 20 years	$ 15,994,705	$ 15,627,711
Asset retirement obligation	20 years	427,249	427,250
Software	3 years	33,057	28,800
		16,455,011	16,083,761
Less: accumulated depreciation		(1,288,041)	(630,496)
Property and equipment, net		$ 15,166,970	$ 15,453,265

Depreciation expense for the years ended September 30, 2011 and 2010 was $820,788 and $898,855, respectively.

Capitalized costs related to construction in progress totaled $563,913 and $110,831 as of September 30, 2011 and 2010, respectively.

Note 4:  Asset Retirement Obligations

The changes in the carrying value of the Company’s asset retirement obligations are as follows:

Balance as of September 30, 2009	$ 140,199
Additions	416,829
Disposals	(134,716)
Accretion	26,077
Balance as of September 30, 2010	448,389
Additions	72,945
Disposals	(76,317)
Accretion	35,723
Balance as of September 30, 2011	$ 480,740

Note 5:   Long-term Subordinated Obligations to Related Parties

Between November 2009 and February 2010, the Company entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made contributions to the Company for acquisition of tower assets which are segregated on the books by investment group. No separate legal entity was created through these agreements. The investment agreements all have similar terms, conditions, and termination dates as defined in the agreements. Termination dates range from December 31, 2014 through September 30, 2015.  On each such termination date, each respective investor may elect termination of the arrangement and the Company must then make distributions.  Because these are mandatory variable repayment obligations occurring on each termination date, the net obligations to these investors are accounted for as long-term subordinated obligations.  Management fees, origination fees and interest charged to the investorsand third-party consulting and other revenue received by the Company not related to the tower ownership or operations are segregated as Company revenue with minimal or no offset by Company overhead expenses.

Except for each termination date, the Company has sole discretion on whether to pay any proceeds from operations or tower sales to the investors.

The following is a summary of the net profits and liquidation interests of the six investors::

	Interests
Investor Name	Related Party	Company
InfraTrust Fuenf GmbH u. Co. KG (IT5)	99.999%	0.001%
Infrastructure Asset Pool, LLLP (ITAP)	99.999%	0.001%
InfraTrust Zwei GmbH u. Co. KG (IT2)	99.999%	0.001%
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	70%	30%
InfraTrust Premium Neun GmbH & Co. KG (ITP9)	60%	40%
Diana Damme (Damme)	60%	40%

Profits are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Losses are 100% allocated to the investors until there is a net profit.

Infrastructure Asset Management GmbH (IAM) is the general partner of IT2, ITAP, IT5, IT7, ITP9 and was related to the Company through common ownership until August 3, 2011 when IAM was sold to Enex Group Management, SA. (Enex).  Enex bought 8% of CIG in October 2011 and it has shared a Chief Financial Officer with the Company since that date.

Note 6:   Leases

Lease Obligations:   The Company leases certain land under operating leases that expire over various terms. The leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases are recognized on a straight-line basis over the non-cancelable term of the lease.

Future minimum rental payments under non-cancelable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease.

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2011 were as follows:

2012	$ 574,756
2013	594,597
2014	617,473
2015	636,464
2016	654,088
Thereafter	237,042
Total	$ 3,314,420

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended September 30, 2011 and 2010 was $730,059 and $439,474, respectively.

Customer Leases:   The Company’s customer (tenant) lease agreements are with wireless communications providers and generally have initial terms of five to ten years. In most cases, these leases have multiple renewal terms at the option of the customer. Future minimum rental receipts expected from customers under non-cancelable operating lease agreements in effect at September 30, 2011 are as follows:

2012	$ 1,302,372
2013	1,199,513
2014	1,029,659
2015	816,764
2016	648,157
Thereafter	3,400,702
Total	$ 8,397,167

Note 7:   Related Party Transactions

The Company shares services with related parties and is allocated a proportionate share of the associated expenses and overhead.  During the year ended September 30, 2011 and 2010, total allocated expenses were approximately $1,184,207 and $1,982,625, respectively.

Accounts receivable from related parties consisted of the following at September 30:

	2011	2010
BAC InfraTrust Acht GmbH & Co. KG (IT8)	$515,382	$283,137
ITAP, LLLP	90,983	-
ENEX Group Management SA	78,560	-
InfraTrust KG	48,000	-
CIG Wireless, Inc.	46,229	-
InfraTrust Fuenf GmbH & Co. KG (IT5)	31,480	-
Media Management GmbH	5,000	-
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	3,472	-
InfraTrust Premium Neun GmbH & Co. KG (ITP9)	2,988	-
Berlin Atlantic Capital US, LLC	36,863	574,911
BAC Communications Infrastructure, LLC	-	722,315
Loan to former employee	-	14,479
Other miscellaneous	-	1,317
	$858,957	$1,596,159

Accounts payable to related parties consisted of the following at September 30:

	2011	2010
Tower Development 1, LLC	$-	$1,105,605
Structured Life Group, LLC	-	1,026,000
InfraTrust Management & Development, LLC	-	745,293
BAC Berlin Atlantic Capital GmbH	-	446,021
Berlin Atlantic Capital US, LLC	400,000	-
BAC InfraTrust Sechs GmbH & Co. KG (IT6)	41,726	144,761
Other miscellaneous	12,000	12,000
Employee payables	194	4,118
	$453,920	$3,483,798

Some of the related party payables bear interest at rates ranging from 5.5% to 12.1% per annum. Interest expense to related parties totaled $390,122 and zero for the years ended September 30, 2011 and 2010.

The Company also assists certain investment partners who are related parties in the identification and acquisition of tower assets including towers and tower sites.  The Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties.  In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party.  The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the years ended September 30, 2011 and 2010, origination fees revenue totaled $280,004 and $492,143, respectively. Related party interest income totaled $497,261 and $433,487 for the years ended September 30, 2011 and 2010, respectively.

During the year ended September 30, 2011, the Company sold 14 towers to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8), for cash proceeds of $4,744,083 resulting in a gain on the sale of $563,864. The gain was allocated to the investors through the losses allocated to related party creditors in the statement of operations.

During the year ended September 30, 2010, the Company sold 10 towers to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8) and 7 towers to an affiliate, InfraTrust Sechs GmbH & Co. KG (IT6) for aggregate cash proceeds of $9,842,876 resulting in a gain on the sale of $393,710. The gain was allocated to the investors through netting against the overall operating losses allocated to the investors.

During the year ended September 30, 2011, an aggregate of $889,556 of debt owed to affiliates was forgiven by Structured Life Group, LLC and Berlin Atlantic Capital US, LLC. The resulting gain of $889,556 was recorded as a capital transaction in the statement of Changes in Member’s Capital.

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers. Management fees from investment partners are accounted for against the long-term subordinated obligations owed to these investment partners and totaled $98,595 and $107,938 for the years ended September 30, 2011 and 2010, respectively. Management fees from the affiliate companies totaled $28,893 and zero for the years ended September 30, 2011 and 2010, respectively.

Note 8:   Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various proceedings and litigation in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, the Company believes that the outcome of any lawsuit or claim that is pending or threatened will not have a material adverse effect on its financial position or results of operations.

Note 9:   Subsequent Events

On October 7, 2011, CIG Wireless Corp. acquired all membership interests in CIG Services, LLC, from Communications Infrastructure Group, LLC for nominal consideration. CIG Services, LLC was formed by Communications Infrastructure Group, LLC on September 23, 2011 as a wholly owned subsidiary.

On December 5, 2011, CIG Wireless Corp. acquired 100% of the membership interest in Communications Infrastructure Group, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG for 750,000 common shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors

CIG Wireless Corp.

(formerly Cyber Supply Inc.)

(A development stage company)

Atlanta, Georgia

We have audited the accompanying balance sheets of CIG Wireless Corp. (the  “Company”), (formerly Cyber Supply Inc.), a development stage company  as of September 30, 2011, February 28, 2011, and February 28, 2010 and the related statements of expenses, stockholders’ deficit, and cash flows for the period from March 1 through September 30, 2011, the years ended February 28, 2011 and February 28, 2010 and for the period from February 12, 2008 (inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011, February 28, 2011, and February 28, 2010 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenues and has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 2, 2012

CIG WIRELESS CORP. (Formerly Cyber Supply Inc.) (A Development Stage Company) BALANCE SHEETS

	September 30, 2011	February 28, 2011	February 28, 2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$126	$9,880	$600

TOTAL ASSETS	$126	$9,880	$600

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to stockholder	$-	$3,473	$1,454
Accounts payable	185,062	-	-
Loans payable	34,544	19,980	-
Related party payable	111,416	10,980	-

TOTAL LIABILITIES	331,022	34,433	1,454

STOCKHOLDERS' DEFICIT
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value;
31,508,500 shares issued and outstanding , respectively	315	315	315
Additional paid-in capital	111,762	111,762	111,762
Deficit accumulated during development stage	(442,973)	(136,630)	(112,931)
TOTAL STOCKHOLDERS' DEFICIT	(330,896)	(24,553)	(854)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126	$9,880	$600

The accompanying notes are an integral part of these audited financial statements.

CIG WIRELESS CORP. (Formerly Cyber Supply Inc.) (A Development Stage Company) STATEMENTS OF EXPENSES

	March 1, 2011 through September 30, 2011	Year Ended February 28, 2011	Year Ended February 28, 2010	Inception February 12, 2008 Through September 30, 2011

EXPENSES
Consulting expense	$113,251	$9,833	$27,440	$193,354
Other General and administrative	4,554	1,616	3,092	10,331
Legal and accounting	188,538	12,250	11,500	239,288

TOTAL EXPENSES	306,343	23,699	42,032	442,973

NET LOSS	$(306,343)	$(23,699)	$(42,032)	$(442,973)

Net loss per common share
Basic and diluted	$(0.01)	$(0.00)	$(0.00)

Weighted average
Common shares outstanding- Basic and diluted	31,508,500	31,508,500	31,508,500

The accompanying notes are an integral part of these audited financial statements.

CIG WIRELESS CORP. (Formerly Cyber Supply Inc.) (A Development Stage Company) STATEMENT OF STOCKHOLDERS' DEFICIT For the period from February 12, 2008 (inception) to September 30, 2011
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Stock issued for cash on February 12, 2008 at a price of $0.00001 per share	25,000,000	$250	$(200)	$-	$50

Net loss	-	-	-	(15,010)	(15,010)

Balance, February 29, 2008	25,000,000	250	(200)	(15,010)	(14,960)

Offering Cost	-	-	(18,143)	-	(18,143)
Issuance of common stock for cash at $0.10 per share	6,508,500	65	130,105	-	130,170

Net Loss	-	-	-	(55,889)	(55,889)

Balance, February 28, 2009	31,508,500	$315	$111,762	$(70,899)	$41,178

Net loss	-	-	-	(42,032)	(42,032)

Balance, February 28, 2010	31,508,500	$315	$111,762	$(112,931)	$(854)

Net loss	-	-	-	(23,699)	(23,699)

Balance, February 28, 2011	31,508,500	315	111,762	(136,630)	(24,553)

Net loss	-	-	-	(306,343)	(306,343)

Balance, September 30, 2011	31,508,500	$315	$111,762	$(442,973)	$(330,896)

The accompanying notes are an integral part of these audited financial statements.

CIG WIRELESS CORP. (Formerly Cyber Supply Inc.) (A Development Stage Company) STATEMENTS OF CASH FLOWS
	March 1, 2011 through September 30, 2011	Year Ended February 28, 2011	Year Ended February 28, 2010	From February 12, 2008 (inception) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(306,343)	$(23,699)	$(42,032)	$(442,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	181,589	2,019	1,454	185,062
Net cash used in operating activities	(124,754)	(21,680)	(40,578)	(257,911)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	15,000	19,980	-	34,980
Proceeds from related party payable	100,000	10,980	-	110,980
Net proceeds from issuance of common stock	-	-	-	112,077

Net cash provided by financing activities	115,000	30,960	-	258,037

Net change in cash	(9,754)	9,280	40,578	126

Cash, beginning of period	9,880	600	41,178	-

Cash, end of period	$126	$9,880	$600	$126

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

CIG Wireless Corp.
(Formerly Cyber Supply Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011

NOTE 1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. CIG Wireless Corp. (“we”, “our”, “CIG Wireless” or “CIG”) was incorporated in Nevada on February 12, 2008.  Beginning December 5, 2011, its current business is the telecommunications business. It develops, builds, acquires and manages cell phone towers for leasing antenna space to telecommunications providers. Prior to this date, CIG Wireless was a development stage company as defined by the Accounting Standard Codification ASC 915-15 “Accounting and Reporting by Development Stage Enterprises.”

On October 7, 2011, the Company acquired CIG Services LLC. On December 5, 2011, the Company acquired Communications Infrastructure Group,  LLC, a Delaware limited liability company (“CI Group”).  See Note 6.

Change in Fiscal Year End. In conjunction with the acquisition of CI Group, the Company changed its year end from February 28 to September 30. The income statement in the financial statements presents the seven month period ended September 30, 2011. Below is the unaudited comparative seven month period ended September 30, 2010.

Year Ended
September 30, 2010
EXPENSES
Consulting expense	$5,715
Other General and administrative	770
Legal and accounting	7,250
TOTAL EXPENSES	13,735
NET LOSS	$(13,735)

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

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended September 30, 2011 and February 28, 2011, there were no potentially dilutive securities outstanding.

NOTE 1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

Cash and Cash Equivalents. For purposes of the statement of cash flows, CIG Wireless considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes. CIG recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. CIG provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Fair Value of Financial Instruments.  CIG’s financial instruments will consist mainly of cash and cash equivalents, accrued expenses and notes payable. The carrying amounts of the Company’s cash and cash equivalents, accrued expenses and loans payable approximate fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements. CIG Wireless does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2.    GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies CIG will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should CIG be unable to continue as a going concern. As at September 30, 2011, CIG has not generated revenues and has accumulated losses of $442,973 since inception. The continuation of CIG as a going concern is dependent upon the continued financial support from its shareholders, the ability of CIG Wireless to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding CIGs’ ability to continue as a going concern.

NOTE 3.     RELATED PARTY TRANSACTIONS

On May 15, 2010, Ms. Shostak our president and sole director loaned the Company approximately $11,000 for expenses relating the company’s reporting obligations.  The loan is non interest bearing and due upon demand.  There is no contract related to this loan.

On August 8, 2011, the Company borrowed $100,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 3%  and shall be due and payable within thirty days of demand.

NOTE 4.           NOTE PAYABLE

On October 2, 2010, the Company borrowed approximately $10,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10% per annum.

On February 14, 2011, the Company arranged to borrow up to $25,000 from CRG Finance AG. The loan is due upon demand and compounds interest at 10.0% per annum. As of February 28, 2011, the Company received approximately $10,000 of the total $25,000 loan.  On April 15, 2011, the Company received the remaining $15,000 of the total $25,000 loan.

NOTE 5.     INCOME TAXES

CIG uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011, CIG incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

The cumulative net operating loss carry-forward is $442,973 at September 30, 2011, and will begin to expire in the year 2029.

At September 30, 2011, February 28, 2011, and February 28, 2010, deferred tax assets consisted of the following:

Deferred Tax Assets and Liabilities:
Net operating loss carryforwards	$154,436	$30,544	$22,487
Valuation allowance	(154,436)	(30,544)	(22,487)
Net deferred tax assets	$-	$-	$-

ITEM 6.  SUBSEQUENT EVENTS

On October 7, 2011, the Company acquired CIG Services LLC, a company that had been formed to provide comprehensive management and support services for the operations, administration and management of cell phone towers.  On December 5, 2011, the Company acquired the Communications Infrastructure Group,  LLC, a Delaware limited liability company (the “CI Group”).  As of the date of filing of this Report, the Company is fully engaged in the business of the management of towers and other wireless infrastructure.  In connection with these transactions, the CI Group became the accounting survivor of the Company and the Company adopted September 30th as the fiscal year of the Company which had been the fiscal year end of the CI Group prior to the date of acquisition of the CI Group by the Company.

On October 3, 2011, 13,500,000 common shares were canceled.  On October 4, 2011, a 4-for-1 stock dividend was paid, increasing the shares outstanding to 31,508,500 after the dividend.  All share amounts presented in these financials have been restated to reflect this dividend.

On October 7, 2011, the Company bought CIG Services, LLC for a nominal amount. CIG Services was formed to provide comprehensive management and support services with respect to the operations, administration and management of cell phone towers.

On October 7, 2011, the Company sold to a Delaware investment company 1,000,000 shares of Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share, at $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds.  This stock, including $16,219 in accrued dividends, was converted into 1,008,110 common shares on December 23, 2011.

On November 29, 2011, the Company changed its name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect its new business operation.

On December 5, 2011, the Company purchased CI Group for 750,000 common shares.

Communications Infrastructure Group, LLC and

CIG Wireless Corp. and

CIG Services, LLC

Unaudited Pro Forma Condensed Combined Financial Statements

The unaudited pro forma condensed combined balance sheet as of September 30, 2011 combines the historical balance sheets of Communications Infrastructure Group, LLC, CIG Wireless Corp. and CIG Services, LLC as of September 30, 2011 and gives effect to the mergers as if they had been completed on these respective balance sheet dates.

The unaudited pro forma condensed combined statement of operations for the year ended September 30, 2011 combines the historical statements of operations of Communications Infrastructure Group, LLC for the year ended September 30, 2011, CIG Wireless Corp. for the period from March 1, 2011 through September 30, 2011 and CIG Services, LLC for the period from September 23, 2011 (inception) through September 30, 2011 and gives effect to the mergers as if they had been completed as of the beginning of this reporting period.

The historical consolidated financial information has been adjusted to give pro forma effect to events that are (i) directly attributable to the acquisition and (ii) factually supportable. The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial condition or results of operations of future periods or the that actually would have been realized had the entities been a single company as of the periods presented.

Communications Infrastructure Group, LLC and
CIG Wireless Corp. and
CIG Services, LLC
Unaudited Pro Forma Condensed Combined Balance Sheet
As of September 30, 2011

	Communications	CIG	CIG
	Infrastructure	Wireless	Services,		Pro Forma	Pro Forma
	Group, LLC	Corp.	LLC		Adjustments	Combined
Assets
Current assets:
Cash	$ 214,675	$ 126	$ -	(B)	$ (10)	$ 2,214,791
				(D)	2,000,000
Accounts receivable	197,634	-	-			197,634
Accounts receivable from related parties	858,957	-	-	(A)	(78,560)	780,397
Prepaid expenses and other current assets	43,600	-	-			43,600
Total current assets	1,314,866	126	-		1,921,430	3,236,422

Property and equipment, net of accumulated depreciation	15,166,970	-	-	(E)	1,124,949	16,291,919
Construction in progress	563,913	-	-		-	563,913
Deposits	-	-	-		-	-
Deferred rent assets	147,157	-	-		-	147,157
Long-term prepaid rent	174,759	-	-		-	174,759

Total assets	$ 17,367,665	$ 126	$ -		$ 3,046,379	$ 20,414,170

Liabilities and Member's and Stockholders' Capital
Current liabilities:
Accounts payable and accrued expenses	1,636,583	185,062	425			1,822,070
Accounts payable to related parties	453,920	111,416	-	(A)	(78,560)	486,776
Loans payable	-	34,544	-			34,544
Deferred revenue	161,921	-	-			161,921
Total current liabilities	2,252,424	331,022	425		(78,560)	2,505,311

Series A redeemable preferred stock	-	-	-	(D)	2,000,000	2,000,000
Deferred rent liabilities	270,976	-	-			270,976
Asset retirement obligation	480,740	-	-			480,740
Long-term subordinated obligations	13,184,767	-	-	(E)	2,228,707	15,413,474
Total liabilities	16,188,907	331,022	425		4,150,147	20,670,501

Member’s Capital and Stockholders' Deficit:
Preferred stock	-	-	-			-
Common stock	-	315	-	(C)	(135)	188
				(E)	8
Additional paid-in capital	-	111,762	-	(C)	135	186,889
				(E)	74,992
Member’s capital	890,556	-	-	(E)	(890,556)	-
Retained earnings (deficit)	288,202	(442,973)	(425)	(B)	(10)	(443,408)
				(E)	(288,202)
Total member's capital and stockholders' deficit	1,178,758	(330,896)	(425)		(1,103,768)	(256,331)

Total liabilities and member's capital and stockholders' deficit	$ 17,367,665	$ 126	$ -		$ 3,046,379	$ 20,414,170

The notes are an integral part of these unaudited pro forma condensed combined financial statements.

CIG Wireless Corp.,
Communications Infrastructure Group, LLC and
CIG Services, LLC
Unaudited Pro Forma Condensed Combined Statement of Operations
Year Ended September 30, 2011 for Communications Infrastructure Group, LLC
March 1, 2011 through September 30, 2011 for CIG Wireless Corp.
September 23, 2011 (inception) through September 30, 2011 for CIG Services, LLC

	Communications
	Infrastructure	CIG	CIG	Pro Forma	Pro Forma
	Group, LLC	Wireless Corp.	Services, LLC	Adjustments	Combined
Revenues:
Rent	$ 1,498,220	$ -	$ -	$ -	$ 1,498,220
Origination fees from related parties	280,004	-	-	-	280,004
Services	140,380	-	-	-	140,380
Management fees from related parties	127,488	-	-	-	127,488
Total revenues	2,046,092	-	-	-	2,046,092

Operating Expenses:
Costs of operations:
Site rental	730,059	-	-	-	730,059
Search rings	452,018	-	-	-	452,018
Depreciation and accretion	856,511	-	-	-	856,511
Other costs	742,693	-	-	-	742,693
General and administrative expenses	2,183,530	306,343	425	-	2,490,298
Shared services with related parties	1,184,207	-	-	-	1,184,207
Gain on the sale of assets	(563,864)	-	-	-	(563,864)
Total operating expenses	5,585,154	306,343	425	-	5,891,922

Operating loss	(3,539,062)	(306,343)	(425)	-	(3,845,830)

Other Income (Expenses):
Interest income from related parties	497,261	-	-	-	497,261
Interest expenses to related parties	(390,122)	-	-	-	(390,122)
Gain on foreign currency exchange	748	-	-	-	748
Losses allocated to investors	3,291,981	-	-	-	3,291,981
Total other income (expenses)	3,399,868	-	-	-	3,399,868

Net loss	$ (139,194)	$ (306,343)	$ (425)	$ -	$ (445,962)

The notes are an integral part of these unaudited pro forma condensed combined financial statements.

CIG Wireless Corp.,

Communications Infrastructure Group, LLC and

CIG Services, LLC

Notes to Unaudited Pro Forma Condensed Combined Financial Statements

NOTE 1. DESCRIPTION OF TRANSACTIONS

On October 7, 2011, CIG Wireless Corp. acquired all membership interests in CIG Services, LLC, a Delaware limited liability company, from Communications Infrastructure Group, LLC, a Delaware limited liability company for a nominal $10.  CIG Services was formed by Communications Infrastructure Group to provide comprehensive management and support services for the operation, administration and management of 74 cell phone towers.  CIG Wireless Corp. will now conduct its business principally through CIG Services. CIG Services, as the newly acquired wholly owned subsidiary of CIG Wireless Corp., will provide all services to Communications Infrastructure Group pertaining to the management, administration and operation of the cell phone towers.  All 15 employees of Communications Infrastructure Group will render their respective services under the direction of CIG Services pursuant to the terms of an employee services agreement with Communications Infrastructure Group.  In connection with the acquisition of CIG Services, CIG Wireless Corp. has moved its principal offices to Atlanta, Georgia where substantially all of its employees shall render their respective services.

On December 5, 2011, CIG Wireless Corp. acquired all membership interests of Communications Infrastructure Group, LLC in exchange for 750,000 common shares.

NOTE 2. ADJUSTMENTS TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

Adjustment (A) - To eliminate payable from CIG Wireless Corp. to ENEX Group Management SA and receivable from ENEX Group Management SA to Communications Infrastructure Group, LLC.

Adjustment (B) - To reflect the acquisition of CIG Services by CIG Wireless Corp. for nominal consideration of $10 on October 7, 2011.

Adjustment (C) - To reflect the tender and cancellation of 13,500,000 common shares of CIG Wireless Corp. on October 3, 2011 by a former Officer and Director of CIG Wireless Corp.

Adjustment (D) - To reflect the sale of 1,000,000 shares of Series A convertible redeemable preferred stock for $2,000,000 by CIG Wireless Corp. to BAC-CIG, LLC, a Delaware investment company owned by BAC Berlin Atlantic Holding GmbH & Co. KG, on October 7, 2011.

Adjustment (E) - To account for 750,000 common shares of CIG Wireless Corp. issued to acquire Communications Infrastructure Group, LLC On December 5, 2011 which resulted in an increase to property and equipment of $1,124,949 due to the increase in the fair value of the assets.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, the Company’s CEO and CFO concluded that the Company’s Disclosure Controls were not effective because of the identification of a material weakness in the Company’s internal control over financial reporting which is identified below, which the Company views as an integral part of its disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by the Company’s limited accounting staff in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in the Company’s internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

Limitations on the Effectiveness of Controls

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the Company’s assessment, as of September 30, 2011, the Company's internal control over financial reporting were ineffective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2011 that have affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B:   OTHER INFORMATION

On December 28, 2011 the Company changed its fiscal year-end from February 28th to September 30th.  The Company will file quarterly reports on Form 10-Q for quarters ending on December 31, March 31, and June 30 of each year with respect to the change in fiscal year reporting.  Contrary to previous disclosures made by the Company (in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 29, 2011), the Company will not be filing a quarterly report on Form 10-Q for the quarterly period ended November 30, 2011 with respect to such period ending prior to the effectiveness of the change of fiscal year reporting of the Company.

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table presents information with respect to the Company’s officers, directors and significant employees as of January 31, 2012:

Name	Age	Position
Akram Baker	45	Chief Executive Officer
Sebastien Koechli	36	President and Chairman
Gabriel Margent	59	Director
Gert Rieder	49	Director
Romain Gay-Crosier	30	Treasurer and Chief Financial Officer

Each director serves until the next annual meeting of shareholders and until his/her successor shall have been elected and qualified.

Set forth below is biographical information regarding the current officers, directors and significant employees of the Company as of January 31, 2012.

Officers and Directors of the Company

Akram Baker.  Mr. Akram Baker has served as the Chief Executive Officer of the Company since November 28, 2011.  He also serves as the Chief Executive Officer of the Company’s subsidiaries CIG Services and the CI Group.  Mr. Baker has been an organizational development and restructuring consultant for the 10 years prior to joining the CI Group. He had led the restructuring processes of numerous international companies and organizations, including the Palestinian Monetary Authority, the Central Bank of Egypt, Deutsche Bahn, Eurogate (Germany), and ExxonMobil.  He has worked together with the US Federal Reserve, the World Bank, and the International Monetary Fund.  Mr. Baker was brought on to restructure the CI Group in December 2010 and was appointed Chief Executive Officer of the CI Group in April 2011.  He has served as the Chief Executive Officer of CIG Services LLC since its formation.

Sebastien Koechli.  Mr. Sebastien Koechli has served as a member of the Board of Directors of the Company, and as the Company's President, since August 8, 2011.  Mr. Koechli also served as the Company’s Chief Executive Officer from August 8, 2011 until November 28, 2011.  Since November 28, 2011, Mr. Koechli has served as the Chairman of the Company’s Board of Directors.  Mr. Koechli has over 12 years of experience in private equity, banking and multinational environments. Since June 2006, Mr. Koechli has served as Director of ENEX Group Management SA, an investment company based in Switzerland. Mr. Koechli has led acquisitions of equity participations and investments in multiple markets and industries including aviation, telecom, food, cosmetics, renewable energies and natural resources. Mr. Koechli supervised debt and equity financing and has been involved in the listing of companies on NYSE-Euronext and the Swiss Stock Exchange. Mr. Koechli has also served on various Boards of Directors. Prior to that, Mr. Koechli served as Deputy Head of Securities at EFG Bank, Head of Arbitrage at Bank Edouard Constant and Mergers and Acquisitions consultant at Nestlé International's head office.

Director Qualifications of Sebastien Koechli:

The Company has determined that Mr. Koechli’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gabriel Margent.  Mr. Margent commenced his services as a member of the Company’s Board of Directors as of October 5, 2011.  From 1987-2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking.  Mr. Margent is presently the Chief

Financial Officer of Appitalism, Inc., a position he has held since April, 2010.  Prior to this position, he served from 2008-2010 as a Consultant. Since November of 2010, Mr. Margent has served as a director of Ardent Mines Limited.

Director Qualifications of Gabriel Margent:

The Company has determined that Mr. Margent’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gert Rieder. Mr. Gert Rieder commenced his services as a member of the Company’s Board of Directors as of November 28, 2011. Mr. Rieder served from 2009 to 2011 as the Chief Executive Officer of Batelco Bahrain, where he lead an organization of 1,450 employees.  From 2008 until 2009, Mr. Rieder served as Senior Advisor to ENEX Finance, where he was responsible for that company’s investments, with a specific focus on telecommunications. Prior to that position, he was employed by TDC Fixnet Nordic in Denmark from 2004 until 2007, where he was a member of the Executive Management Board, Executive Vice President, Head of the Residential Business Unit and Chairman of the Board for Call Center Europe.  He has also held positions with TDC Switzerland AG, TDC Mobile A/S, Sunrise Communications AG and Tele Danmark.  Mr. Rieder received his BSC in Economics from the Business School of Sonderb in Denmark, a Cand Merc from the Business School of Arhus in Denmark and an Executive MBA, from INSEAD in Fontainebleau France.

Director Qualifications of Gert Rieder:

The Company has determined that Mr. Rieder’s extensive experience as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

 Romain Gay-Crosier.  Mr. Romain Gay-Crosier has served as the Company's Treasurer and Chief Financial Officer since August 8, 2011.  Mr. Gay-Crosier has over five years of experience in controlling and reporting divisions of family offices and investment companies. In September 2007, he joined ENEX Group Management SA, an investment company based in Switzerland. Acting as financial controller, Mr. Gay-Crosier has been involved in multiple projects in areas such as aviation, telecom, food, cosmetics, renewable energies and natural resources. Since September 2010, he has been in charge of the reporting processes to the Board of Directors. He also serves as treasurer of ENEX Group Management SA and its affiliated companies. Mr. Gay-Crosier holds a degree in management from HES-SO, School of Business.

Transactions with Related Persons, Promoters and Certain Control Persons

There have been no transactions, since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest, except as follows:

Ms. Maria Shostak, a former officer and director of the Company, is deemed a "promoter" of the Company, within the meaning of such term under the Securities Act of 1933 since she founded and organized the Company.  Ms. Shostak is the Company’s only "promoter".  On February 12, 2008, the Company issued 25,000,000 shares of common stock as restricted securities to Maria Shostak, who was at that time the Company’s sole officer and director, in consideration of $0.00001 per share or a total of $50 (all share amounts referenced in this section have been adjusted to reflect the Company’s four for one stock dividend). Ms. Shostak has not received and is not entitled to receive any additional consideration for her services as the Company’s promoter.  On October 3, 2011, Ms. Shostak sold 11,500,000 shares of the Company’s common stock to Wireless Investment Fund AG and ENEX Capital Partners AG.  On the same date, Ms. Shostak entered into a Share Tender and Cancellation Agreement with the Company, pursuant to which she tendered and cancelled her remaining 13,500,000 shares. As of August 8, 2011, Ms. Shostak resigned as an officer of the Company, and as of October 5, 2011, Ms. Shostak resigned as a director of the Company.

ENEX Group Management SA, the parent company of ENEX Capital Partners AG which owns 8.3% of the Company’s issued and outstanding stock as of the date of this Report, intends to enter into a management services agreement with the

Company during the foreseeable future.  Ms. Shostak appointed Mr. Koechli to the Board and as an officer of the Company to obtain the benefit of his experience for purposes of review and assessment of a new business model for the Company.  There is no continuing arrangement or understanding among Ms. Shostak, WIF or ENEX Capital or their respective affiliates and associates with respect to election of directors of the Company.  ENEX Group, the parent company of ENEX Capital, acts as an advisor to the CI Group.  The ENEX Group also advised the CI Group with respect to the acquisition of the CI Group by the Company and Mr. Koechli therefore recused himself from any and all deliberations and voting with respect to determinations of the Board of Directors of the Company regarding such transactions, and shall recuse himself from any other transactions in which he may have direct or indirect interests.

On October 7, 2011, the Company entered into an acquisition agreement pursuant to which the Company acquired all membership interests in CIG Services from the CI Group.  The membership interests of CIG Services were acquired by the Company for a nominal amount.  Mr. Baker was the President and Chief Executive Officer of CIG Services and the CI Group. CIG Services was formed by the CI Group to provide comprehensive management and support services for the operation, administration and management of cell phone towers.

CIG Services entered into a Search Ring License & Service Agreement, by and between BAC-CIG, LLC (“Licensor”) and CIG Services, as Licensee, on October 7, 2011 (the “Ring Development Agreement”).  The Licensor holds all right, title and interest and/or indirect economic interests, to a portfolio of search rings (collectively, the “Search Ring Assets”).  The Ring Development Agreement grants CIG Services an exclusive license to utilize the Search Ring Assets to develop, construct and market telecommunication tower and infrastructure assets (“Future Tower Assets”).  Under the terms of the Ring Development Agreement, the Licensor contributed an aggregate of $2,000,000 to the Company, through the purchase of the Company’s Series A 4% 2012 Convertible Redeemable Preferred Stock, to fund the development, construction and marketing of the Future Tower Assets.   Mr. Akram Baker serves as the Chief Executive Officer of the Company and as President and CEO of the CI Group.  Mr. Baker was also an authorized signatory of BAC-CIG, LLC, the company with whom CIG Services has entered into the Ring Development Agreement.  Mr. Baker recused himself from any and all deliberations and voting with respect to determinations of the Board of Directors of the Company regarding the Ring Development Agreement.

Conflicts of Interest

The officers and directors of the Company are subject to restrictions regarding opportunities which may compete with the Company's business plan.  New opportunities which are brought to the attention of the officers and directors of the Company must be presented to the Board of Directors and made available to the Company for consideration and review under principals of state law corporate opportunity doctrines.

The Company’s Ethics Policy requires each employee to avoid any activity or investment that conflicts or interferes with the independent exercise of his or her judgment or actions adverse to the Company's best interests.

Certain officers and directors of the Company may also serve in dual capacities for BAC-CIG, LLC, and other counterparties who may enter into agreements with the Company. The Company’s Ethics Policy requires all such persons to disclose their respective capacities to the Company and requires that all such persons recuse themselves from any and all deliberations and voting with respect to transactions in which such person may have direct or indirect interests.  Such person is nonetheless permitted to act in a ministerial capacity if so authorized by the counterparty which has business with the Company, and such person may execute and deliver documents in a ministerial capacity without prohibition on behalf of such company or organization when interfacing with the Company.

The Company has appointed Mr. Gabriel Margent and Mr. Gert Rieder as independent directors.  In addition to the Company’s Code of Ethics compliance program, the Company anticipates requesting Mr. Margent and Mr. Rieder to independently and periodically review and resolve potential conflicts of interest.

Involvement in Certain Legal Proceedings

Other than as described in this section, to knowledge of the Company’s management, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or (ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Audit Committee Financial Expert

Mr. Gabriel Margent is the Company’s audit committee financial expert.

Audit Committee and Charter

The Company’s Audit committee consists of Mr. Gabriel Margent and Mr. Gert Rieder. Mr. Margent and Mr. Rieder are the only members of the Company’s Board of Directors who are deemed independent.  The Company’s audit committee is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  The Audit Committee has adopted a charter.

Code of Ethics

The Company has adopted a corporate code of ethics. The Company believes such code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

To the knowledge of the Company, there have been no reported violations of the Code of Ethics.  In the event of any future amendments to, or waivers from, the provisions of the Code of Ethics, the Company intends to describe on its Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Other than the provisions of the Company’s Ethics Policy governing conflicts of interest, the Company has not adopted a specific conflicts of interest policy.

Disclosure Committee and Charter

The Company has a disclosure committee and disclosure committee charter.  The Company’s disclosure committee is comprised of all of the Company’s officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness and timeliness of the Company’s financial reports.

Director Independence

Mr. Gabriel Margent and Mr. Gert Rieder are the only member of the Company’s Board of Directors as of the date of this Report who may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

Compensation Committee

Compensation committee functions are performed by the Company’s entire Board. The Board does not have a charter or other formal policies regarding compensation.  The Company paid no compensation during the fiscal year ended September 30, 2011.  The Board anticipates adopting a charter or other formal policies regarding compensation in the immediate future.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

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

ITEM 11:   EXECUTIVE COMPENSATION

During the Company’s last two completed fiscal years, and during the seven month period ended September 30, 2011, no compensation was paid to any officer, director or employee of the Company.

Summary Compensation Table (1)(2)

Name and Principal Position	Year	Salary		Option Awards	Total
Akram Baker, President, Chief Executive Officer (3)	2011* 2011 2010	$ $ $	0 0 0	0 0 0	0 0 0

Sebastien Koechli, President, Former Chief Executive Officer, and Director (4)	2011* 2011 2010	$ $ $	0 0 0	0 0 0	0 0 0

Maria Shostak, Former Chief Executive Officer, Former President, Former Chief Financial Officer and Former Director (5)	2011* 2011 2010	$ $ $	0 0 0	0 0 0	0 0 0

Romain Gay-Crosier, Chief Financial Officer (6)	2011* 2011 2010	$ $ $	0 0 0	0 0 0	0 0 0

*This consists of the seven month fiscal period ended September 30, 2011.

(1) The table reflects each of the Company’s last two completed fiscal years and the seven month period ended September 30, 2011.

(2) No persons have been entitled to compensation from the Company in excess of $100,000 per year prior to the seven month period ended September 30, 2011.

(3) Akram Baker was appointed Chief Executive Officer of the Company effective November 28, 2011.

(4) Sebastien Koechli has served as a member of the Board of Directors of the Company, and as the Company's President, since August 8, 2011.  Mr. Koechli also served as the Company’s Chief Executive Officer from August 8, 2011 until November 28, 2011.

(5) Maria Shostak served as the Company’s President, Chief Executive Officer and Chief Financial Officer until August 8, 2011.  She served as a Director of the Company until October 5, 2011.

(6) Romain Gay-Crosier has served as the Company Chief Financial Officer since August 8, 2011.

Outstanding Equity Awards at September 30, 2011

As of the end of the seven month period ended September 30, 2011, the Company had no equity awards outstanding.

Director Compensation Paid in 2011

During the seven month period ended September 30, 2011, the Company did not pay compensation to any of its directors.

The following table sets forth the compensation paid by the Company for the seven month period ending September 30, 2011, for the individuals who served as the Company’s directors during the seven month period ended September 30, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officer.

Name	Fees earned or paid in cash	Options	_____Total______
Maria Shostak	$0	$0	$ 0

Sebastien Koechli	$0	$0	$ 0

(1)         Ms. Shostak resigned as the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, effective as of August 8, 2011.  Ms. Shostak resigned as a member of the Board of Directors on October 5, 2011.

(2)         Mr. Koechli was appointed to the Board of Directors on August 8, 2011.

Compensation of Officers and Directors

Akram Baker, CEO

Mr. Baker will be compensated in the amount of 200,000 Euros (approximately $267,000 U.S. Dollars) per year.

Sebastien Koechli, President

The Company has not paid any compensation to Mr. Koechli through the date of this Report.  Mr. Koechli's future compensation has not yet been determined by the Company, however, the Company anticipates setting Mr. Koechli’s compensation during the foreseeable future.

Gabriel Margent, Director

The Company and Mr. Margent have agreed that his compensation shall initially be $5,000 per month of which $2,500 shall be payable on a monthly basis.  The balance of such compensation shall accrue until such date as the Company shall have received capital investments in the amount of ten million dollars, at which time all accrued and unpaid amounts shall be due and payable.

Subsequent to the period covered by this Report, the Company has granted Mr. Margent an option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $3.75 per share.

Gert Rieder, Director

The Company and Mr. Rieder have agreed that his compensation shall initially be $5,000 per month of which $2,500 shall be payable on a monthly basis.  The balance of such compensation shall accrue until such date as the Company shall have received capital investments in the amount of ten million dollars, at which time all accrued and unpaid amounts shall be due and payable.

Subsequent to the period covered by this Report, the Company has granted Mr. Rieder an option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $3.75 per share.

Romain Gay-Crosier, Treasurer and Chief Financial Officer

The Company has not paid any compensation to Mr. Gay-Crosier through the date of this Report.  Mr. Gay-Crosier's future compensation has not yet been determined by the Company, however the Company anticipates setting Mr. Gay-Crosier's compensation during the foreseeable future.

Long-Term Incentive Plan Awards

The Company has not yet adopted any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 31, 2012 by (i) each director of the Company; (ii) each of the Company's officers; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below reflects each holder's ownership interest in 19,766,610 issued and outstanding shares of the Company's common stock.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants	Total	Percentage of Shares Outstanding
Five Percent Shareholders
Wireless Investment Fund AG	10,000,000	0	10,000,000	50.6%
ENEX Capital Partners AG (1)	1,500,000	0	1,500,000	7.6%
Executive Officers and Directors
Akram Baker, Chief Executive Officer	0	0	0	0
Sebastien Koechli President and Chairman of the Board (1)	0	0	0	0
Gabriel Margent Director (3)	0	50,000	50,000	*
Gert Rieder Director (3)	0	50,000	50,000	*
Romain Gay-Crosier Chief Financial Officer (2)	0	0	0	0

All Officers and Directors as a Group	0	100,000	100,000	*

* Less than 1%

(1)     Mr. Koechli is a director of ENEX Group Management SA which is the parent company of ENEX Capital Partners AG.  Mr. Koechli does not have any power to vote or control disposition of any shares of the Company owned by ENEX Capital Partners AG.

 (2)    Mr. Gay-Crosier serves as the controller of ENEX Group Management SA which is the parent company of ENEX Capital Partners AG, however, he has no powers to vote or control disposition of any shares of the Company owned by ENEX Capital Partners AG.

(3)   Options granted by the Board of Directors on November 28, 2011 with an exercise price of $3.75 per share.

The mailing address for each of the listed individuals is Five Concourse Parkway, Suite 3100, Atlanta, GA 30328.

A person shall be deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days, including but not limited to any right to acquire beneficial ownership through the exercise of any option, warrant or right.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

On October 3, 2011, Ms. Shostak sold 11,500,000 shares of common stock to two purchasers in a private transaction.  Ms. Shostak simultaneously tendered and cancelled 13,500,000 shares of common stock pursuant to a Share Tender and Cancellation Agreement, by and between the Company and Ms. Shostak (these share numbers have been increased to reflect the effect of the share dividend).

Ms. Shostak sold her shares to Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Partners AG, a Swiss investment company (“ENEX Capital”).  WIF acquired 10,000,000 shares of common stock from Ms. Shostak at an aggregate purchase price of $43,478 and ENEX Capital acquired 1,500,000 Shares for an aggregate purchase price of $6,522.  After giving effect to such stock transfers and cancellations, there were 18,008,500 shares of common stock issued and outstanding, of which WIF owned 55.5% and ENEX Capital owned 8.3%.  Subsequent to this change in control, the Company issued 1,000,000 shares of preferred stock and 750,000 shares of common stock, as described herein.

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control in the future.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Board of Directors has determined that each of Gabriel Margent and Gert Rieder are independent directors.  The Company has adopted the standards for director independence contained in the Nasdaq Marketplaces Rule 5605(a)(2).  Mr. Koechli is not an independent director.

The Company’s Board of Directors currently has an Audit Committee consisting of Mr. Margent and Mr. Rieder.  The Company’s Board of Directors also has a Disclosure Committee, consisting of the entire Board of Directors.

ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid by the Company

Audit Fees

The aggregate fees billed by MaloneBailey, LLP, for professional services rendered for the audit of the Company's annual financial statements and reviews of the Company’s financial statements included in the Company’s Form 10-Qs for the seven month period ended September 30, 2011 totaled $10,000.  The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report and reviews of the Company’s financial statements included in the Company’s Form 10-Qs for the fiscal year ended February 28, 2011 were $10,000.  The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report and reviews of the Company’s financial statements included in the Company’s Form 10-Qs for the fiscal year ended February 28, 2010 were $10,000.

Audit-Related Fees

The aggregate fees billed by MaloneBailey, LLP for audit related services for the seven month period ended September 30, 2011, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended February 28, 2011, and which are not disclosed in “Audit Fees” above, were $0.  The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended February 28, 2010, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by MaloneBailey, LLP for tax compliance for the seven month period ended September 30, 2011 was $0. The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended February 28, 2011 was $0.  The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended February 28, 2010 was $0.

All Other Fees

The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the seven month period ended September 30, 2011, were $0.  The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended February 28, 2011, were $0.  The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended February 28, 2010, were $0.

Fees paid by the CI Group

Audit Fees

The aggregate fees billed by MaloneBailey, LLP, for professional services rendered for the audit of the Company's annual financial statements and reviews of the Company’s financial statements included in the Company’s Form 10-Qs for the fiscal year ended September 30, 2011 totaled $80,000.  The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Report and reviews of the Company’s financial statements included in the Company’s Form 10-Qs for the fiscal year ended September 30, 2010 were $80,000.

Audit-Related Fees

The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended September 30, 2011, and which are not disclosed in “Audit Fees” above, were $0. The aggregate fees billed by MaloneBailey, LLP for audit related services for the fiscal year ended September 30, 2010, and which are not disclosed in “Audit Fees” above, were $0.

Tax Fees

The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended September 30, 2011 was $0. The aggregate fees billed by MaloneBailey, LLP for tax compliance for the fiscal year ended September 30, 2010 was $0.

All Other Fees

The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended September 30, 2011, were $0.  The aggregate fees billed by MaloneBailey, LLP for services other than those described above, for the year ended September 30, 2010, were $0.

Audit Committee Pre-Approval Policies

The Company’s Board of Directors reviewed the audit and non-audit services rendered by MaloneBailey, LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by the Company’s independent accountants are pre-approved by the Company’s Board of Directors to assure that such services do not impair the auditors’ independence from the Company.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 25, 2008.

Exhibit 3.2	By-Laws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 25, 2008.

Exhibit 3.3

Certificate of Designations for Series A 4% 2012 Convertible Redeemable Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.1

Senior Promissory Note, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2011.

Exhibit 10.2

Corporate Development Services Agreement, by and between the Company and CRG Finance AG, dated as of June 1, 2011 incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2011.

Exhibit 10.3

Promissory Note, by and between the Company and ENEX Group Management SA, dated as of August 8, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 7, 2011.

Exhibit 10.4

Stock Purchase Agreement, by and between Maria Shostak and Wireless Investment Fund AG, dated as of October 3, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2011.

Exhibit 10.5

Stock Purchase Agreement, by and between Maria Shostak and Enex Capital Partners AG, dated as of October 3, 2011, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.6

Share Tender and Cancellation Agreement, by and between the Company and Maria Shostak, dated as of October 3, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.7

Limited Liability Company Membership Interests Purchase Agreement, by and among the Company, Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.8

Series A 4% 2012 Convertible Redeemable Preferred Stock Purchase Agreement, by and between the Company and BAC-CIG, LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.9

Administration Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.10

Employee Services Agreement, by and between Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.11

Search Ring License & Service Agreement, by and between BAC-CIG, LLC as Licensor and CIG Services, LLC as Licensee, dated October 7, 2011, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.12

Form of Indemnification Agreement, by and between the Company and its Directors, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.13 Exhibit 10.14 Exhibit 10.15 Exhibit 14.1

Management Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Limited Liability Company Membership Interests Purchase Agreement, dated as of December 5, 2011, by and among Communications Infrastructure Group, LLC, CIG Wireless Corp., CIG Properties, Inc. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2011.

Common Stock Purchase Agreement, dated as of December 5, 2011, by and among CIG Wireless Corp. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2011.

Code of Ethics.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Audit Committee Charter.

Exhibit 99.2	Disclosure Committee Charter.

Exhibit 99.3	Whistleblower Procedures Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIG WIRELESS CORP.

By:	/s/ AKRAM BAKER
Name: Akram Baker
Title: Principal Executive Officer

By:	/s/ ROMAIN GAY-CROSIER
Name: Romain Gay-Crosier
Title: Principal Financial Officer and Principal Accounting Officer

Dated: February 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SEBASTIEN KOECHLI

Name:  Sebastien Koechli

Title:     Chairman

Dated:   February 2, 2012

/s/ GABRIEL MARGENT

Name:  Gabriel Margent

Title:     Director

Dated:  February 2, 2012

/s/ GERT RIEDER Name: Gert Rieder Title: Director Dated: February 2, 2012

Exhibit Index

Exhibit No.	Description of Exhibits
Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 25, 2008.

Exhibit 3.2	By-Laws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 25, 2008.

Exhibit 3.3

Certificate of Designations for Series A 4% 2012 Convertible Redeemable Preferred Stock incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.1

Senior Promissory Note, by and between the Company and CRG Finance AG, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2011.

Exhibit 10.2

Corporate Development Services Agreement, by and between the Company and CRG Finance AG, dated as of June 1, 2011 incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2011.

Exhibit 10.3

Promissory Note, by and between the Company and ENEX Group Management SA, dated as of August 8, 2011, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 7, 2011.

Exhibit 10.4

Stock Purchase Agreement, by and between Maria Shostak and Wireless Investment Fund AG, dated as of October 3, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2011.

Exhibit 10.5

Stock Purchase Agreement, by and between Maria Shostak and Enex Capital Partners AG, dated as of October 3, 2011, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.6

Share Tender and Cancellation Agreement, by and between the Company and Maria Shostak, dated as of October 3, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.7

Limited Liability Company Membership Interests Purchase Agreement, by and among the Company, Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.8

Series A 4% 2012 Convertible Redeemable Preferred Stock Purchase Agreement, by and between the Company and BAC-CIG, LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.9

Administration Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.10

Employee Services Agreement, by and between Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.11

Search Ring License & Service Agreement, by and between BAC-CIG, LLC as Licensor and CIG Services, LLC as Licensee, dated October 7, 2011, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.12

Form of Indemnification Agreement, by and between the Company and its Directors, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Exhibit 10.13 Exhibit 10.14 Exhibit 10.15 Exhibit 14.1

Management Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011.

Limited Liability Company Membership Interests Purchase Agreement, dated as of December 5, 2011, by and among Communications Infrastructure Group, LLC, CIG Wireless Corp., CIG Properties, Inc. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2011.

Common Stock Purchase Agreement, dated as of December 5, 2011, by and among CIG Wireless Corp. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2011.

Code of Ethics.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Audit Committee Charter.

Exhibit 99.2	Disclosure Committee Charter.

Exhibit 99.3	Whistleblower Procedures Policy.