Form 10-Q
period 2011-12-31
CIG WIRELESS CORP.
filed 2012-02-21
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 000-53677

CIG WIRELESS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0672900
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

Five Concourse Parkway, Suite 3100

Atlanta, GA 30328

(Address of principal executive offices)

(678) 332-5000

 (Registrant's telephone number, including area code)

N/A

(Former Name, Former Address and Former Fiscal Year,

If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 19,766,610 shares of Common Stock, par value $0.00001, outstanding as of February 17, 2012.

CIG WIRELESS CORP.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

CIG Wireless Corp.

Consolidated Balance Sheets

(Unaudited)

	Successor Entity	Predecessor Entity
	December 31,	September 30,
	2011	2011
Assets
Current assets:
Cash	$ 1,587,127	$ 214,675
Accounts receivable	155,167	197,634
Accounts receivable from related parties	797,258	858,957
Prepaid expenses and other current assets	26,306	43,600
Total current assets	2,565,858	1,314,866

Property and equipment, net of accumulated depreciation	16,314,367	15,166,970
Construction in progress	1,124,595	563,913
Deferred rent assets	162,561	147,157
Long-term prepaid rent	173,618	174,759

Total assets	$ 20,340,999	$ 17,367,665

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,499,136	$ 1,636,583
Accounts payable to related parties	400,049	453,920
Notes payable to related parties	1,145,960	-
Deferred revenue	180,885	161,921
Total current liabilities	3,226,030	2,252,424

Deferred rent liabilities	262,530	270,976
Asset retirement obligation	477,932	480,740
Long-term subordinated obligations to related parties	13,826,198	13,184,767
Total liabilities	17,792,690	16,188,907

Stockholder’s equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 19,766,610 issued and outstanding	198	-
Additional paid-in capital	2,203,180	890,556
Retained earnings	344,931	288,202
Total stockholder’s equity	2,548,309	1,178,758

Total liabilities and stockholder’s equity	$ 20,340,999	$ 17,367,665

See accompanying notes to unaudited consolidated financial statements.

CIG Wireless of Operations

(Unaudited)

	Successor Entity	Predecessor Entity
	December 1,	October 1	Three Months
	2011 through	2011 through	Ended
	December 31,	November 30,	December 31,
	2011 (A)	2011 (A)	2010
Revenues:
Rent	$ 121,201	$ 242,403	$ 409,778
Origination fees from related parties	-	-	54,804
Services	8,568	17,136	99,959
Management fees from related parties	8,284	16,567	24,851
Total revenues	138,053	276,106	589,392

Operating Expenses:
Costs of operations:
Site rental	47,584	95,167	220,682
Search rings	-	-	452,018
Depreciation and accretion	78,432	143,660	211,384
Other costs	40,767	81,534	407,792
General and administrative expenses	384,654	663,064	586,001
Shared services with related parties	22,419	44,839	452,242
Gain on sale of assets to related party investors	(83,750)	-	(49,805)
Total operating expenses	490,106	1,028,264	2,280,314

Loss from operations	(352,053)	(752,158)	(1,690,922)

Other Income (Expenses):
Interest income from related parties	-	-	45,233
Interest expenses to related parties	(2,522)	(4,121)	-
Gain on foreign currency exchange	88	176	42,650
Bargain purchase gain	971,558	-	-
Losses allocated to related party investors	306,068	612,137	1,638,690
Total other income	1,275,192	608,192	1,726,573

Net income (loss)	923,139	(143,966)	35,651

Preferred stock dividend	(16,301)	-	-

Net income (loss) attributable to common
stockholders	$ 906,838	$ (143,966)	$ 35,651

Net income (loss) per common share attributable
to common stockholders - basic and diluted	$ 0.05

Weighted average common shares outstanding -
basic and diluted	18,927,329

See accompanying notes to unaudited consolidated financial statements.

(A)    The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Additional	Retained	Total
	Member’s	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Capital	Shares	Amount	Shares	Amount	capital	(Deficit)	Equity

Predecessor Entity
Balances at September 30, 2011	$ 890,556	-	$ -	-	$ -	$ -	$288,202	$1,178,758

Net loss	-	-	-	-	-	-	(143,966)	(143,966)

Balances at November 30, 2011 (A)	$ 890,556	-	$ -	-	$ -	$ -	$144,236	$1,034,792

Successor Entity
Balances at December 1, 2011 (A)	$ -	1,000,000	$ 10	18,008,500	$ 180	$ 2,111,887	$(561,907)	$1,550,170

Common stock issued for the acquisition of CIG LLC	-	-	-	750,000	8	74,992	-	75,000

Conversion of preferred stock to common	-	(1,000,000)	(10)	1,000,000	10	-	-	-

Common issued for preferred dividend	-	-	-	8,110	-	16,301	(16,301)	-

Net income	-	-	-	-	-	-	923,139	923,139

Balances at December 31, 2011	$ -	-	$ -	19,766,610	$ 198	$ 2,203,180	$344,931	$2,548,309

See accompanying notes to unaudited consolidated financial statements.

(A) The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor Entity	Predecessor Entity
	December 1,	October 1	Three Months
	2011 through	2011 through	Ended
	December 31,	November 30,	December 31,
	2011 (A)	2011 (A)	2010

Cash flows from operating activities:
Net income (loss)	$ 923,139	$ (143,966)	$ 35,651
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and accretion	78,432	143,660	211,384
Gain on sale of assets to related parties	(83,750)	-	(49,805)
Management fees revenue from related parties	(8,284)	(16,567)	(24,851)
Losses allocated to related party investors	(306,068)	(612,137)	(1,638,690)
Bargain purchase gain	(971,558)	-	-
Changes in assets and liabilities:
Accounts receivable	14,156	28,311	11,601
Prepaid expenses and other current assets	5,765	11,529	4,559
Deferred rent asset	(9,657)	(19,315)	(22,456)
Long-term prepaid rent	380	761	3,458
Accounts payable and accrued expenses	(158,532)	(317,064)	1,902,406
Accounts payable to related parties	(1,912,094)	(44,839)	(452,242)
Deferred revenue	6,321	12,643	(31,576)
Deferred rent liabilities	389	779	40,485
Net cash used in operating activities	(2,421,361)	(956,205)	(10,076)

Cash flows from investing activities:
Proceeds from sale of fixed assets	344,246	-	1,096,083
Cash paid for construction in progress	(186,894)	(373,788)	(615,495)
Purchases and construction of fixed assets	(38,497)	(5,855)	(2,175,617)
Cash acquired in acquisition of CIG LLC	519,910	-	-
Net cash provided by (used in) investing activities	638,765	(379,643)	(1,695,029)

Cash flows from financing activities:
Borrowings on related parties debt	1,000,000	-	-
Net advances to related parties	654,920	1,309,841	979,379
Net cash provided by financing activities	1,654,920	1,309,841	979,379

Net change in cash	(127,676)	(26,007)	(725,726)
Cash at beginning of period	1,714,803	214,675	6,254,489
Cash at end of period	$ 1,587,127	$ 188,668	$ 5,528,763

Supplemental Information
Interest paid	$ -	$ -	$ -
Taxes paid	-	-	-

Noncash Investing and Financing Activities:
Conversion of preferred shares to common	$ 10	$ -	$ -
Common stock issued for preferred dividend	16,301	-	-
Issuance of common shares for acquisition of CIG LLC	75,000	-	-

See accompanying notes to unaudited consolidated financial statements.

(A)    The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.
Notes to Unaudited Consolidated Financial Statements

Note 1:   Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIG Wireless Corp. and its subsidiaries (the “Company” and “CIG Wireless”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s September 30, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end September 30, 2011 as reported on Form 10-K, have been omitted.

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

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the period from December 1, 2011 through December 31, 2011, the period from October 1, 2011 through November 30, 2011 and the three months ended December 31, 2010 were $306,068, $612,137 and $1,638,690, respectively.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of December 31, 2011. As shown in the accompanying financial statements, the Company has also incurred significant losses since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that management will be successful in raising additional funds. As of the date of this report, management is involved in negotiations with several different financing partners in and outside of the United States of America and reasonably expects positive developments and results within the weeks and months to come.

Note 3:  Acquisitions

On October 7, 2011, CIG Wireless acquired all membership interests in CIG Services, LLC, from Communications Infrastructure Group, LLC (“CIG LLC”) for nominal consideration. CIG Services, LLC was formed by CIG LLC on September 23, 2011 as a wholly-owned subsidiary.  No allocation of the purchase price table is presented because there were no assets or liabilities as of the acquisition date.

On December 5, 2011, CIG Wireless acquired 100% of the membership interest in CIG, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG for 750,000 common shares. Both parties agreed, for the convenience of month end closing procedures, to account for the acquisition as if it occurred on November 30, 2011. The results of operations and cash flows obtained through the use of November 30, 2011, rather than December 5, 2011, are not considered to be materially different.

The purchase price for the acquisition of CIG LLC was $75,000 consisting of the 750,000 common shares issued and valued using the market trading price on the closing date of the acquisition.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below.

Cash	$ 519,910
Accounts receivable	155,167
Accounts receivable from related parties	1,993,279
Prepaid expenses and other current assets	26,306
Property and equipment, net of accum depreciation	16,285,399
Construction in progress	1,124,595
Deferred rent assets	162,561
Long-term prepaid rent	173,618
Total assets acquired	20,440,835

Accounts payable and accrued expenses	1,160,987
Accounts payable to related parties	3,485,745
Deferred revenue	180,885
Deferred rent liabilities	262,530
Asset retirement obligation	477,932
Long-term subordinated obligations	13,826,198
Total liabilities assumed	19,394,277

Net assets acquired	1,046,558
Purchase price	(75,000)

Bargain purchase gain	$ 971,558

The consolidated financial statements herein are presented under predecessor entity reporting and because the acquiring entity had no operations, prior historical information of the acquirer is not presented.

Note 4:  Asset Retirement Obligations

The changes in the carrying value of the Company’s asset retirement obligations are as follows:

Balance as of September 30, 2010	$ 448,389
Additions	-
Disposals	-
Accretion	8,420
Balance as of December 31, 2010	456,809

Balance as of September 30, 2011	480,740
Additions	-
Disposals	(11,693)
Accretion	8,885
Balance as of December 31, 2011	$ 477,932

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

Note 6:   Related Party Transactions

The Company shares services with related parties and is allocated a proportionate share of the associated expenses and overhead.  During the period from December 1, 2011 through December 31, 2011, the period from October 1, 2011 through November 30, 2011 and the three months ended December 31, 2010, total allocated expenses were approximately $22,419, $44,839 and $452,242, respectively.

Accounts receivable from related parties consisted of the following at:

	Successor Entity	Predecessor Entity
	December 31,	September 30,
	2011	2011
BAC InfraTrust Acht GmbH & Co. KG (IT8)	$ 392,042	$ 515,382
ITAP, LLLP	80,983	90,983
ENEX Group Management SA	-	78,560
InfraTrust KG	48,000	48,000
CIG Wireless Inc.	215,148	46,229
Media Management GmbH	5,000	5,000
Berlin Atlantic Capital US, LLC	-	36,863
CIG Properties, Inc.	272	-
Tower Development 1, LLC	226	-
Structured Life Group, LLC	9,730	-
German fund entities (IT5, ITP7 and ITP9)	45,857	37,940
	$ 797,258	$ 858,957

Accounts payable to related parties consisted of the following at:

	Successor Entity	Predecessor Entity
	December 31,	September 30,
	2011	2011
Berlin Atlantic Capital US, LLC	$ 265,027	$ 400,000
BAC InfraTrust Sechs GmbH & Co. KG (IT6)	57,478	41,276
CIG Properties, Inc.	60,000	-
Other miscellaneous	12,000	12,000
Employee payables	5,544	194
	$ 400,049	$ 453,920

Some of the related party payables bear interest at rates ranging from 5.5% to 12.1% per annum. Interest expense to related parties totaled $2,522, $4,121 and zero during the period from December 1, 2011 through December 31, 2011, the period from October 1, 2011 through November 30, 2011 and the three months ended December 31, 2010, respectively.

The Company also assists certain investment partners who are related parties in the identification and acquisition of tower assets including towers and tower sites.  The Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties.  In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party.  The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the three months ended December 31, 2010, origination fees revenue totaled $54,804. There was no origination fees revenue during 2011. Related party interest income totaled $45,223 during the three months ended December 31, 2010. There was no related party interest income during 2011.

During the three months ended December 31, 2011, the Company sold 1 tower to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8), for cash proceeds of $344,246 resulting in a gain on the sale of $83,750. The gain was allocated to the investors through the losses allocated to related party creditors in the statement of operations.

During the three months ended December 31, 2010, the Company sold 3 towers to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8) for cash proceeds of $1,096,058 resulting in a gain on the sale of $49,805. The gain was allocated to the investors through netting against the overall operating losses allocated to the investors.

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers. Management fees from investment partners are accounted for against the long-term subordinated obligations owed to these investment partners and totaled $8,284, $16,567 and $24,851 during the period from December 1, 2011 through December 31, 2011, the period from October 1, 2011 through November 30, 2011 and the three months ended December 31, 2010, respectively.

Note 7:   Notes payable to related parties

On August 8, 2011, the Company borrowed $100,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 3% and shall be due and payable within thirty days of demand.

On December 15, 2011, the Company borrowed $1,000,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 4% and shall be due and payable within thirty days of demand.

On October 2, 2010, the Company borrowed approximately $10,000 from CRG Finance AG. In early 2011, the Company borrowed $25,000 from CRG Finance AG. The loans are due upon demand and bear interest at 10.0% per annum.  The outstanding balance on these notes payable totaled $34,544 as of December 31, 2011.

The total due under the above notes including accrued interest is $1,145,960.

Note 8:   Stockholders’ Equity

On October 4, 2011, a 4-for-1 stock dividend was paid. All share and per share amounts herein have been retroactively restated to reflect this dividend.

On October 3, 2011, Ms. Shostak, the Company’s former president and sole Director, sold 11,500,000 shares of common stock to two purchasers in a private transaction.  Ms. Shostak simultaneously tendered and cancelled 13,500,000 shares of common stock pursuant to a Share Tender and Cancellation Agreement, by and between the Company and Ms. Shostak.

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

On October 7, 2011, the Company sold to a Delaware investment company 1,000,000 shares of Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share, at $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds.  This preferred stock, including $16,301 in accrued dividends, was converted into 1,008,110 common shares on December 23, 2011.

On December 5, 2011, the Company issued 750,000 common shares to acquire CIG, LLC (see Note 3).

As of December 31, 2011, the Company had an aggregate of 100,000 common stock options outstanding. The options are exercisable at $3.75 per share, expire on November 30, 2014 and vest on November 30, 2012. The remaining fair value of the awards totaling $112,619 will be expensed over the remaining vesting period.

Note 9:   Subsequent Events

On February 6, 2012, Mr. Paul McGinn was appointed as the Chief Executive Officer and as a Member of the Board of Directors of the Company. On January 27, 2012, the Company entered into a binding term sheet with Mr. McGinn covering the terms and conditions of his services, including compensation arrangements.  The terms and conditions of such binding term sheet were set forth in a Current Report on Form 8-K, filed by the Company with the U.S. Securities and Exchange Commission on February 3, 2012, and such Current Report is incorporated herein by reference thereto. The Company and Mr. McGinn intend to enter into a customary long form employment agreement as soon as reasonably possible.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to CIG Wireless Corp.

Corporate Information

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

On October 5, 2011, Mr. Gabriel Margent was appointed to the Company’s Board of Directors. On November 28, 2011, the Company appointed Mr. Gert Rieder to the Board of Directors.  Mr. Sebastien Koechli resigned as the Chief Executive Officer of the Company and the Board of Directors appointed Mr. Akram Baker to serve as the Chief Executive Officer.  Mr. Koechli continues to serve the Company as President and Chairman of the Board.

On February 6, 2012, Mr. Paul McGinn was appointed as the Chief Executive Officer and as a Member of the Board of Directors of the Company.  On January 27, 2012, the Company entered into a binding term sheet with Mr. McGinn covering the terms and conditions of his services, including compensation arrangements.  The terms and conditions of such binding term sheet were set forth in a Current Report on Form 8-K, filed by the Company with the U.S. Securities and Exchange Commission on February 3, 2012, and such Current Report is incorporated herein by reference thereto.  The Company and Mr. McGinn intend to enter into a customary long form employment agreement as soon as reasonably possible.

In connection with the appointment of Mr. McGinn as the new CEO of the Company, effective as of February 6, 2012 Mr. Akram Baker resigned as the Chief Executive Officer of the Company.  Mr. Baker also resigned from his officer positions of the Company’s subsidiaries effective upon his resignation as CEO of the Company. On February 8, 2012 Mr. Baker was appointed to the Board of Directors of the Company.

On November 29, 2011, the Company changed its name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect its new business operation. The Company’s common stock is now traded on the over the counter bulletin board under the symbol “CIGW.OB.”

On October 7, 2011, the Company entered into an acquisition agreement pursuant to which the Company acquired all membership interests in CIG Services. CIG Services was formed to provide comprehensive management and support services with respect to the operations, administration and management of cell phone towers.  Further information regarding the CIG Services acquisition is set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011 , which is incorporated herein by reference thereto.

On December 5, 2011, the Company entered into a Limited Liability Company Membership Interests Purchase Agreement (the “LLC Purchase Agreement”) with CIG Properties, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“CIG Properties”), BAC Berlin Atlantic Holding GmbH & Co. KG, a German Kommanditgesellschaft (“BAC Berlin”), and Communications Infrastructure Group, LLC (the “CI Group”).  BAC Berlin sold one hundred percent (100%) of the membership interests of the CI Group (the “Membership Interests”) to CIG Properties.  Further information regarding the CI Group transaction is set forth in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2011, which is incorporated herein by reference thereto.

As of the date of filing of this Report, the Company is fully engaged in the business of the management of towers and other wireless infrastructure. The Company now conducts its business and all operations through the CI Group.  In addition, the Company has moved its offices to Five Concourse Parkway, Suite 3100, Atlanta, GA 30328.  The Company’s new telephone number is (678) 332-5000.  The Company has adopted September 30th as its fiscal year end. Previously, the Company’s fiscal year end was February 28th.

Results of operations

Accounting Survivor

The CI Group is the accounting survivor of the Company’s acquisition of the CI Group.  As a result, all comparative information that follows refers to the results of operations for the CI Group.

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

The CI Group currently owns 40 wireless communications towers that are online and in commercial service with one or more antenna tenants.  The CI Group also owns six additional wireless communications towers that are currently in various phases of construction and which are expected to be completed with on-line antenna tenants prior to the end of the first calendar quarter 2012.

The legal and economic interests in four of the six wireless towers under construction are legally and beneficially owned solely by the CI Group.

The economic interests in the remaining 42 wireless communications towers owned by CI Group, although legally owned by CI Group, are currently subject in their entirety to the rights of certain third party investment funds (collectively, the “Compartment LPs”).  The Compartment LPs participation rights in the Company extend only to the revenues derived specifically from the 42 towers, as well as the proceeds upon any sale or disposition of the towers.  The Compartment LPs do not participate in any other equity or revenues of the Company and their participation interests in the towers are subordinated to creditors of the Company.  The Compartment LPs with interests in the 42 CI Group towers are not shareholders of the Company.

In addition to the aggregate of 46 wireless communications towers legally owned by CI Group, the CI Group also manages 32 additional towers for third parties.

In total, the CI Group currently manages 78 wireless communications towers.

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

The CI Group regularly bids for Carrier Build-to-Suit tenders (“BTS”) and has won nine such tower bids through the date of this Report.  Eight of the BTS projects were for major regional carriers in the Southern California market, and one was for a major regional carrier in the Alabama market. Five of the California BTS tower projects were withdrawn by the CI Group and returned to one of the carriers because they were deemed too high in risk by CI Group’s management.

Subsequent to the period covered by this Report, two new tower bids were won during the month of January 2012.  Both of the bids were for towers to be constructed for a major regional carrier  in the Alabama market.

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

Ring Development License Agreement

On October 7, 2011, CIG Services (“Licensee”) and BAC-CIG, LLC (“Licensor”) entered into a Search Ring License & Service Agreement (the “Ring Development Agreement”).  The Licensor holds all right, title and interest and/or indirect economic interests, to a portfolio of search rings (collectively, the “Search Ring Assets”).  The Ring Development Agreement grants CIG Services an exclusive license to utilize the Search Ring Assets to develop, construct and market telecommunication tower and infrastructure assets (“Future Tower Assets”).  The Ring Development Agreement expires on December 31, 2012, subject to extension upon mutual consent of the parties.  The Ring Development Agreement provides that the Licensor will be paid a license fee of 70% of the net profits collected by Licensee through the exploitation, distribution, construction, sales, servicing and/or marketing of Search Ring Assets or Future Tower Assets.  Under the terms of the Ring Development Agreement, the Licensor contributed an aggregate of $2,000,000 to the Company, through the purchase of the Company’s Series A 4% 2012 Convertible Redeemable Preferred Stock, to fund the development, construction and marketing of the Future Tower Assets.  Upon termination of the Ring Development Agreement, all right, title and interests in undeveloped Search Ring Assets will revert to the Licensor without any residual rights retained by CIG Services.  Further information regarding the Ring Development Agreement is set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011 , which is incorporated herein by reference thereto.

Results of Operations

For the Three Month Period Ended December 31, 2011 and December 31, 2010

Sales, Income and Expenses for the CI Group

The results of operations referred to below for the three months ended December 31, 2011 represents the combined results of operations for the predecessor entity for the period from October 1, 2011 through November 30, 2011 and the successor entity for the period from December 1, 2011 through December 31, 2011.

During the three months ended December 31, 2011, the CI Group had total revenues of $414,159, including rent of $363,604, services of $25,704, and management fees from related parties of $24,851.  Total revenues decreased from the three month period ended December 31, 2010.  During the three month period ended December 31, 2010, the CI Group had total revenues of $589,392, including rent of $409,778, origination fees from related parties of $54,804, services of $99,959, and management fees from related parties of $24,851.

During the three month period ended December 31, 2011, the CI Group had total operating expenses of $1,518,370, which was a decrease from total operating expenses of $2,280,314 for the three month period ended December 31, 2010.  Operating expenses for the three month period ended December 31, 2011 included general and administrative expenses of $1,047,718, shared services with related parties of $67,258, site rental of $142,751, depreciation and accretion of $222,092, other costs of $122,301 and gains on the sale of assets to related party investors of $83,750.  Operating expenses for the three month period ended December 31, 2010 included general and administrative expenses of $586,001, shared services with related parties of $452,242, site rental of $220,682, search rings of $452,018, depreciation and accretion of $211,384, other costs of $407,792 and gains on the sale of assets to related party investors of $49,805.

During the three month period ended December 31, 2011, the CI Group had a total loss from operations of $1,104,211, which represented a decrease in losses from the three months ended December 31, 2010, during which time CI Group had a total loss from operations of $1,690,922.

During the fiscal year ended December 31, 2011, the CI Group had total other income of $1,883,384, which included losses allocated to related party investors of $918,205, interest expenses to related parties of $6,643, a gain on foreign currency exchange of $264, and a bargain purchase gain of $971,558.  Total other income increased from the three month period ended December 31, 2010, during which the CI Group had total other income of $1,726,573, which included losses allocated to related party investors of $1,638,690, interest income from related parties of $45,223, and a gain on foreign currency exchange of $42,650.

The CI Group’s net income for the three month period ended December 31, 2011 was $779,173, which was an increase from $35,651 for the three month period ended December 31, 2010.

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

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the three month periods ended December 31, 2011 and 2010 were $918,205 and $1,638,690, respectively.

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

Liquidity and Capital Resources

As of December 31, 2011, the CI Group’s total assets were $20,340,999, including property and equipment, net of accumulated depreciation in the amount of $16,314,367, construction in progress in the amount of $1,124,595, deferred rent assets in the amount of $162,561 and long-term prepaid rent in the amount of $173,618.  The CI Group’s total assets increased from September 30, 2011, at which time the CI Group’s total assets were $17,367,665, including property and equipment, net of accumulated depreciation in the amount of $15,166,970, construction in progress in the amount of $563,913, deferred rent assets in the amount of $147,157 and long-term prepaid rent in the amount of $174,759.

As of December 31, 2011, the CI Group’s total current assets were $2,565,858, consisting of cash in the amount of $1,587,127, accounts receivable in the amount of $155,167, accounts receivable from related parties in the amount of $797,258, and prepaid expenses and other current assets in the amount of $26,306.  CI Group’s total current assets increased from September 30, 2011, at which time the CI Group’s total current assets were $1,314,866, consisting of cash in the amount of $214,675, accounts receivable in the amount of $197,634, accounts receivable from related parties in the amount of $858,957, and prepaid expenses and other current assets in the amount of $43,600.

As of December 31, 2011, the CI Group’s total liabilities were $17,792,690, including long-term subordinated obligations to related parties of $13,826,198, deferred rent liabilities of $262,530, and asset retirement obligations of $477,932.  As of September 30, 2011, the CI Group’s total liabilities were $16,188,907, including long-term subordinated obligations to related parties of $13,184,767, deferred rent liabilities of $270,976, and asset retirement obligations of $480,740.

As of December 31, 2011, the CI Group’s total current liabilities were $3,226,030, consisting of accounts payable and accrued expenses in the amount of $1,499,136, accounts payable to related parties in the amount of $400,049, debt to related parties of $1,145,960 and deferred revenue in the amount of $180,885.  Total current liabilities represented an increase from September 30, 2011, at which time the CI Group’s total current liabilities were $2,252,424, consisting of accounts payable and accrued expenses in the amount of $1,636,583, accounts payable to related parties in the amount of $453,920 and deferred revenue in the amount of $161,921.

Employees and Directors

As of February 17, 2012, the Company had 17 persons serving as officers and in employee capacities for the Company.  The Company has 4 persons serving as directors of the Company, including Mr. Paul McGinn who serves as both an officer and director of the Company.

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

 Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES.

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

The Company is currently taking the following actions to improve controls and procedures:

-          Subsequent to the period covered by this Report, the Company has commenced the process of hiring supplemental support staff to the accounting team;

-          The Company is acquiring new accounting software and has scheduled commencement of installation during the latter part of February 2012;

-          New internal reporting and controlling procedures are being implemented based upon management and controlling systems developed by Enex Group Management, SA.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.          RISK FACTORS.

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Series A 4% Convertible Redeemable Preferred Stock:

On October 7, 2011, the Company issued to BAC-CIG, LLC, a Delaware investment company owned by BAC Berlin Atlantic Holding GmbH & Co. KG one million shares of restricted preferred stock, designated as Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A 4% Preferred Stock”), at a purchase price of $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds received by the Company. The Series A 4% Preferred Stock had the following attributes: (i) a stated value of $2.00 per share; an annual dividend of 4% per year (payable in cash or in common stock); (ii) a liquidation preference of $2.00 per share (together with accrued dividends and other adjustments); (iii) conversion rights by the holder to Company common stock, exercisable at any time prior to redemption at a conversion price of $2.00 per share (subject to customary adjustments for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); and (iv) an optional redemption right exercisable by the Company if the volume weighted average of the Company’s common stock equals or exceeds 160% of the conversion price (as then in effect); and (v) voting rights equal to the equivalent number of common shares the preferred stock is convertible into.  As a result of the sale of these preferred shares, Berlin Atlantic Holding GmbH & Co. KG became a related party to the Company. The Company issued the Series A 4% Preferred Stock under a Certificate of Designation filed with the Secretary of State of Nevada on October 7, 2011, which provided for mandatory redemption by the Company in the amount of $2,000,000 no later than December 31, 2012, together with accrued dividends and other adjustments, all of which may be paid in cash or in shares of common stock at the option of the Company.  The Company issued the Series A 4% Preferred Stock to a Delaware investment company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. On December 20, 2011, the Company and the Delaware investment company executed the conversion of shares of Series A 4% 2012 Convertible Redeemable Preferred Stock into shares of the Company’s common stock.  There are no shares of Convertible Redeemable Preferred Stock outstanding as of the date of this Report.  Further information regarding the Series A 4% Preferred Stock is set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011 , which is incorporated herein by reference thereto.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

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

Exhibit 3.4	Certificate of Amendment to the Company's Articles of Incorporation.

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

Exhibit 10.14

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

Exhibit 10.15

Common Stock Purchase Agreement, dated as of December 5, 2011, by and among CIG Wireless Corp. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2011.

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
Exhibit 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.
Exhibit 101	Interactive Data Files

101.INS – XBRL Instance Document
101.SCH - XBRL Taxonomy Schema
101.CAL - XBRL Taxonomy Calculation Linkbase
101.DEF - XBRL Taxonomy Definition Linkbase
101.LAB - XBRL Taxonomy Label Linkbase
101.PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIG WIRELESS CORP.

By:	/s/ PAUL MCGINN
Name: Paul McGinn
Title: Principal Executive Officer

By:	/s/ ROMAIN GAY-CROSIER
Name: Romain Gay-Crosier
Title: Principal Financial Officer and Principal Accounting Officer

Dated: February 21, 2012