Form 10-Q
period 2012-03-31
CIG WIRELESS CORP.
filed 2012-05-21
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 19,766,610 shares of Common Stock, par value $0.00001, outstanding as of May 21, 2012.

CIG WIRELESS CORP.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

CIG Wireless Corp.

Consolidated Balance Sheets

(Unaudited)

	Successor Entity	Predecessor Entity
	March 31, 2012	September 30, 2011
Assets
Current assets:
Cash	$ 282,806	$ 214,675
Accounts receivable	126,056	197,634
Accounts receivable from related parties	674,617	858,957
Prepaid expenses and other current assets	40,746	43,600
Total current assets	1,124,225	1,314,866

Property and equipment, net of accumulated depreciation	17,274,669	15,166,970
Construction in progress	280,267	563,913
Deferred rent assets	43,879	147,157
Long-term prepaid rent	171,384	174,759

Total assets	$ 18,894,424	$ 17,367,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,239,080	$ 1,636,583
Accounts payable to related parties	591,118	453,920
Notes payable	35,000	-
Notes payable to related parties	1,110,960	-
Convertible notes payable to related parties	400,000	-
Deferred revenue	155,688	161,921
Total current liabilities	3,531,846	2,252,424

Deferred rent liabilities	336,209	270,976
Asset retirement obligation	517,184	480,740
Long-term subordinated obligations to related parties	12,598,450	13,184,767
Total liabilities	16,983,689	16,188,907

Stockholders’ equity:
Preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 19,766,610 issued and outstanding	198	-
Additional paid-in capital	3,117,153	890,556
Retained earnings (accumulated deficit)	(1,206,616)	288,202
Total stockholders’ equity	1,910,735	1,178,758

Total liabilities and stockholders’ equity	$ 18,894,424	$ 17,367,665

See accompanying notes to unaudited consolidated financial statements.

CIG Wireless Corp.

Consolidated Statements of Operations

(Unaudited)

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	December 1, 2011 through March 31, 2012 (A)	October 1 2011 through November 30, 2011 (A)	Six Months Ended March 31, 2011
Revenues:
Rent	$ 382,356	$ 368,584	$ 503,557	$ 242,403	$ 778,362
Origination fees from related parties	19,800	-	19,800	-	54,804
Services	374	15,374	8,942	-	32,558
Management fees from related parties	25,671	24,312	33,955	16,567	49,163
Total revenues	428,201	408,270	566,254	258,970	914,887

Operating Expenses:
Costs of operations:
Site rental	185,563	68,726	221,592	72,058	289,408
Search rings	-	-	-	-	452,018
Other costs	82,487	103,059	134,809	104,643	510,851
Depreciation and accretion	244,666	213,034	323,098	143,660	424,418
General and administrative expenses	2,113,490	141,626	2,604,388	645,928	644,852
Shared services with related parties	322,443	207,434	344,862	44,839	659,676
Gain on sale of assets to related party investors	(8,121)	-	(91,871)	-	(49,805)
Total operating expenses	2,940,528	733,879	3,536,878	1,011,128	2,931,418

Loss from operations	(2,512,327)	(325,609)	(2,970,624)	(752,158)	(2,016,531)

Other Income (Expenses):
Interest income from related parties	-	16,624	-	-	61,857
Interest expenses to related parties	(84,356)	-	(87,802)	(4,121)	-
Gain (Loss) on foreign currency exchange	6,661	(42,649)	6,749	176	1
Bargain purchase gain	-	-	971,558	-	-
Losses allocated to related party investors	1,038,476	213,172	1,344,544	612,137	1,851,862
Total other income	960,781	187,147	2,235,049	608,192	1,913,720

Net loss	(1,554,546)	(138,462)	(735,575)	(143,966)	(102,811)

Preferred stock dividend	-	-	(16,301)	-	-

Net loss attributable to common stockholders	$ (1,554,546)	$ (138,462)	$ (751,876)	$ (143,966)	$ (102,811)

Net loss per common share attributable to common stockholders - basic and diluted	$ (0.08)		$ (0.04)

Weighted average common shares outstanding - basic and diluted	19,766,610		19,558,524

See accompanying notes to unaudited consolidated financial statements.

(A) The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Additional	Retained	Total
	Member’s	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’
	Capital	Shares	Amount	Shares	Amount	capital	(Deficit)	Equity

Predecessor Entity
Balances at September 30, 2011	$ 890,556	-	$ -	-	$ -	$ -	$ 288,202	$1,178,758

Net loss	-	-	-	-	-	-	(143,966)	(143,966)

Balances at November 30, 2011 (A)	$ 890,556	-	$ -	-	$ -	$ -	$ 144,236	$1,034,792

Successor Entity
Balances at December 1, 2011 (A)	$ -	1,000,000	$ 10	18,008,500	$ 180	$ 2,111,887	$ (454,740)	$1,657,337

Common stock issued for the acquisition of CIG LLC	-	-	-	750,000	8	74,992	-	75,000

Conversion of preferred stock to common	-	(1,000,000)	(10)	1,000,000	10	-	-	-

Common issued for preferred dividend	-	-	-	8,110	-	16,301	(16,301)	-

Debt discounts due to beneficial conversion features	-	-	-	-	-	73,333	-	73,333

Options expense	-	-	-	-	-	840,640	-	840,640

Net loss	-	-	-	-	-	-	(735,575)	(735,575)

Balances at March 31, 2012	$ -	-	$ -	19,766,610	$ 198	$ 3,117,153	$ (1,206,616)	$1,910,735

See accompanying notes to unaudited consolidated financial statements.

(A) The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp
Consolidated Statements of Cash Flows
(Unaudited)

	Successor Entity	Predecessor Entity
	December 1, 2011 through March 31, 2012 (A)	October 1 2011 through November 30, 2011 (A)	Six Months Ended March 31, 2011

Cash flows from operating activities:
Net loss	$ (735,575)	$ (143,966)	$ (102,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	323,098	143,660	424,418
Amortization of debt discounts	73,333	-	-
Gain on sale of assets to related parties	(91,871)	-	(49,805)
Management fees revenue from related parties	(33,955)	(16,567)	(49,163)
Losses allocated to related party investors	(1,344,544)	(612,137)	(1,851,862)
Bargain purchase gain	(971,558)	-	-
Options expense	840,640	-	-
Changes in assets and liabilities:
Accounts receivable	118,267	28,311	(896)
Prepaid expenses and other current assets	(8,675)	11,529	(91,792)
Deferred rent asset	109,025	(19,315)	(62,196)
Long-term prepaid rent	2,614	761	4,599
Accounts payable and accrued expenses	(324,036)	(317,064)	1,689,668
Accounts payable to related parties	(2,460,087)	(44,839)	659,676
Deferred revenue	(18,876)	12,643	19,190
Deferred rent liabilities	74,068	779	96,495
Net cash provided by (used in) operating activities	(4,448,132)	(956,205)	685,521

Cash flows from investing activities:
Proceeds from sale of fixed assets	344,246	-	1,096,083
Cash paid for purchase and construction of fixed assets	(538,658)	(379,643)	(3,892,609)
Cash acquired in acquisition of CIG LLC	519,910	-	-
Net cash provided by (used in) investing activities	325,498	(379,643)	(2,796,526)

Cash flows from financing activities:
Contributions from related party investors	12,000	-	250,000
Distributions to related party investors	(175,600)	-	(1,641,297)
Borrowings on related parties convertible debt	400,000	-	-
Payments on related parties debt	(456)	-	-
Borrowings on related parties debt	1,000,000	-	-
Net advances (to) from related parties	1,454,693	1,309,841	(2,233,754)
Net cash provided by (used in) financing activities	2,690,637	1,309,841	(3,625,051)

Net change in cash	(1,431,997)	(26,007)	(5,736,056)
Cash at beginning of period	1,714,803	214,675	6,254,489
Cash at end of period	$ 282,806	$ 188,668	$ 518,433

Supplemental Information
Interest paid	$ -	$ -	$ -
Taxes paid	-	-	-

Noncash Investing and Financing Activities:
Conversion of preferred shares to common	$ 10	$ -	$ -
Common stock issued for preferred dividend	16,301	-	-
Common stock issued for acquisition of CIG LLC	75,000	-	-
Asset retirement obligation	41,683	-	62,524
Debt discounts due to beneficial conversion features	73,333	-	-

See accompanying notes to unaudited consolidated financial statements.

(A) The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIG Wireless, Corp. and its subsidiaries (the “Company” and “CIG Wireless”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s September 30, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end September 30, 2011 as reported on Form 10-K, have been omitted.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the period from December 1, 2011 through March 31, 2012, the period from October 1, 2011 through November 30, 2011 and the six months ended March 31, 2011 were $1,344,544, $612,137 and $1,851,862, respectively.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of March 31, 2012. As shown in the accompanying financial statements, the Company has also incurred significant losses since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that management will be successful in raising additional funds. As of the date of this report, management is involved in negotiations with several different financing partners in and outside of the United States of America and reasonably expects positive developments and results within the weeks and months to come.

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

The purchase price for the acquisition of CIG LLC was $75,000 consisting of the 750,000 common shares issued and valued at $0.10 per share which was the previous sales price of the Company’s common stock for cash.

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

Note 4:  Construction in Progress

During the six months ended March 31, 2011, the construction of communication towers with a total cost of $1,161,987 was completed and the tower cost was capitalized as property and equipment. As of March 31, 2012, the cost of towers in progress was $280,267.

Note 5:  Asset Retirement Obligations

The changes in the carrying value of the Company’s asset retirement obligations for the six months ended March 31, 2012 and 2011 are as follows:

Balance as of September 30, 2010	$ 448,389
Additions	62,524
Disposals	(45,961)
Accretion	10,285
Balance as of March 31, 2011	475,237

Balance as of September 30, 2011	480,740
Additions	41,683
Disposals	(23,497)
Accretion	18,258
Balance as of March 31, 2012	$ 517,184

Note 6:  Long-term Subordinated Obligations to Related Parties

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

The following is a summary of the net profits and liquidation interests of the six investors:

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

During the period from December 1, 2011 through March 31, 2012, contributions by these related party investors totaled $12,000 and distributions to these related party investors totaled $175,600.

Infrastructure Asset Management GmbH (IAM) is the general partner of IT2, ITAP, IT5, IT7, ITP9 and was related to the Company through common ownership until August 3, 2011 when IAM was sold to Enex Group Management, SA. (Enex).  Enex bought 8.3% of CIG in October 2011 and it has shared a Chief Financial Officer with the Company since that date.

Note 7:  Related Party Transactions

The Company shares services with related parties and is allocated a proportionate share of the associated expenses and overhead.  During the period from December 1, 2011 through March 31, 2012, the period from October 1, 2011 through November 30, 2011 and the six months ended March 31, 2011, total allocated expenses were approximately $344,862, $44,839 and $659,676, respectively.

Accounts receivable from related parties consisted of the following at:

	Successor Entity	Predecessor Entity
	March 31,	September 30,
	2012	2011
BAC InfraTrust Acht GmbH & Co. KG (IT8)	$ 351,575	$ 515,382
ITAP, LLLP	90,983	90,983
ENEX Group Management SA	-	78,560
InfraTrust KG	146,787	48,000
CIG Wireless, Inc.	-	46,229
Media Management GmbH	-	5,000
Berlin Atlantic Capital US, LLC	-	36,863
CIG Properties, Inc.	75,276	-
Tower Development 1, LLC	226	-
Structured Life Group, LLC	9,770	-
German fund entities (IT5, ITP7 and ITP9)	-	37,940
	$ 674,617	$ 858,957

Accounts payable to related parties consisted of the following at:

	Successor Entity	Predecessor Entity
	March 31,	September 30,
	2012	2011
Berlin Atlantic Capital US, LLC	$ 472,938	$ 400,000
BAC InfraTrust Sechs GmbH & Co. KG (IT6)	71,628	41,726
Infrastructure Asset Management GmbH	10,940	-
Other miscellaneous	12,000	12,000
Employee payables	23,612	194
	$ 591,118	$ 453,920

Some of the related party payables bear interest at rates ranging from 5.5% to 12.1% per annum. Interest expense to related parties totaled $16,953, $4,121 and zero during the period from December 1, 2011 through March 31, 2012, the period from October 1, 2011 through November 30, 2011 and the six months ended March 31, 2011, respectively.

The Company also assists certain investment partners who are related parties in the identification and acquisition of tower assets including towers and tower sites.  The Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties.  In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party.  The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the period from December 1, 2011 through March 31, 2012, the period from October 1, 2011 through November 30, 2011 and the six months ended March 31, 2011, origination fees revenue totaled $19,800, zero and $54,804, respectively. Related party interest income totaled $61,857 during the six months ended March 31, 2011. There was no related party interest income during the six months ended March 31, 2012.

During the six months ended March 31, 2012, the Company sold 1 tower to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8), for cash proceeds of $344,246 resulting in a gain on the sale of $91,871. The gain was allocated to the investors through the losses allocated to related party creditors in the statement of operations.

During the six months ended March 31, 2011, the Company sold 3 towers to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8) for cash proceeds of $1,096,083 resulting in a gain on the sale of $49,805. The gain was allocated to the investors through netting against the overall operating losses allocated to the investors.

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers. Management fees from investment partners are accounted for against the long-term subordinated obligations owed to these investment partners and totaled $33,955, $16,567 and $49,163 during the period from December 1, 2011 through March 31, 2012, the period from October 1, 2011 through November 30, 2011 and the six months ended March 31, 2011, respectively.

Note 8:  Related Party Debt

Notes Payable to Related Parties

On December 15, 2011, the Company borrowed $1,000,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 4% per annum and shall be due and payable within thirty days of demand.

On August 8, 2011, the Company borrowed $100,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 3% per annum and shall be due and payable within thirty days of demand. The unpaid balance on this loan was $99,980 as of March 31, 2012.

On May 15, 2010, the Company borrowed $11,000 from Ms. Shostak, the Company’s former sole officer and Director. The loan is unsecured, bears no interest and is due on demand. The unpaid balance on this loan was $10,980 as of March 31, 2012.

The total due under the above related party notes was $1,110,960 as of March 31, 2012.

Convertible Notes Payable to Related Parties

On March 3, 2012, the Company borrowed $200,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as a debt discount that was fully amortized to interest expense during the six months ended March 31, 2012.

On March 26, 2012, the Company borrowed $200,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $43,333 and was recorded as a debt discount that was fully amortized to interest expense during the six months ended March 31, 2012.

Note 9:  Third Party Debt

On October 2, 2010, the Company borrowed $10,000 from CRG Finance AG. On February 14, 2011, the Company borrowed an additional $25,000 from CRG Finance AG. The loans are unsecured, due upon demand and bear interest at 10% per annum.

Note 10:  Stockholders’ Equity

Common and Preferred Stock

On October 4, 2011, a 4-for-1 stock dividend was paid. All share and per share amounts herein have been retroactively restated to reflect this dividend.

As the initial step in the change in control of the Cyber Supply shell and before its planned acquisition of CIG Wireless, on October 3, 2011, Ms. Shostak, Cyber Supply’s former president and sole Director, sold 11,500,000 common shares to two purchasers in a private transaction and cancelled another 13,500,000 shares.

Ms. Shostak sold her shares to Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Partners AG, a Swiss investment company (“ENEX Capital”).  WIF acquired 10,000,000 shares from Ms. Shostak for  $43,478 and ENEX Capital acquired the remaining 1,500,000 shares for $6,522.  After giving effect to such stock transfers and cancellations, there were 18,008,500 common shares issued and outstanding, of which WIF owned 55.5% and ENEX Capital owned 8.3%.

On October 7, 2011, the Company sold to a Delaware investment company 1,000,000 shares of Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share, at $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds.  This preferred stock, including $16,301 in accrued dividends, was converted into 1,008,110 common shares on December 23, 2011.

On December 5, 2011, the Company issued 750,000 common shares to acquire CIG, LLC valued at $75,000 (see Note 3).

Common Stock Options

On November 28, 2011, the Company granted an aggregate of 100,000 common stock options to two directors of the Company. The options are exercisable at $3.75 per share, vest after 1 year and expire after 3 years. The fair value of these options was determined to be $112,619 using the Black-Scholes Option Pricing Model.

On January 27, 2012, the Company’s Chief Executive Officer, Mr. Paul McGinn, received options to purchase 1,956,895 shares of the Company’s common stock at an exercise price of $3.00 per share.  All of these options expire five years from the date of grant.  Options to purchase 571,585 shares vested upon grant; options to purchase an additional 571,585 shares will vest on each of January 27, 2013 and January 27, 2014.  Options to purchase 242,141 shares will vest on January 27, 2015. The fair value of these options was determined to be $2,414,031 using the Black-Scholes Option Pricing Model.

On March 26, 2012, a member of the Company’s Board of Directors, Mr. Akram Baker, received options to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.75 per share.  These options vest on February 8, 2013 and expire on February 8, 2015. The fair value of these options was determined to be $65,813 using the Black-Scholes Option Pricing Model.

On March 26, 2012, the Company’s Counsel, Wuersch & Gering LLP, received options to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.75 per share.  These options vest on March 26, 2013 and expire on March 26, 2015. The fair value of these options was determined to be $460,214 using the Black-Scholes Option Pricing Model.

The significant assumptions used in the Black-Scholes Option Pricing Model during the six months ended March 31, 2012 were as follows:

Range
Expected dividends	-%
Expected term (years)	1.9 – 4.0
Volatility	54.5% - 68.6%
Risk-free rate	0.03% - 0.37%

During the three months ended March 31, 2012, aggregate options expense was $840,640. The remaining $2,212,037 will be expensed over the remaining vesting period.

A summary of option activity for the six months ended March 31, 2012 is reflected below:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at September 30, 2011	-	$ -
Granted	2,506,895	3.16
Canceled	-	-
Forfeited	-	-
Outstanding at March 31, 2012	2,506,895	$ 3.16
Exercisable at March 31, 2012	571,585	$ 3.00

The weighted average remaining life of options outstanding at March 31, 2012 was 4.41 years. The aggregate intrinsic value of the exercisable options at March 31, 2012 was $400,110.

Note 11:  Commitments and Contingencies

On March 26, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with ENEX Group Management SA, a related party. Pursuant to the Corporate Development Agreement, ENEX Group Management SA will assist the Company in raising capital.  ENEX Group Management S.A. shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s common stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, ENEX Group Management S.A. shall render advisory services to the Company.  The Company will pay fees to ENEX Group Management S.A., including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX Group Management S.A. in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the amounts of $19,500 and $12,500 per month respectively.

On March 22, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with CRG Finance AG. Pursuant to the Corporate Development Agreement, CRG Finance will assist the

Company in raising capital.  CRG Finance AG shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s common stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, CRG Finance AG shall render advisory services to the Company.  The Company will pay a monthly advisory services fee of $9,500 to CRG Finance AG.

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

Corporate Information

CIG Wireless Corp. (formerly known as Cyber Supply Inc.) was incorporated in the State of Nevada on February 12, 2008.  During the fiscal year ended September 30, 2011, the Company began considering a new business model involving the development and management of wireless infrastructure for wireless carriers.  The Company had originally focused on the development of a web-based supply business, however, the Company subsequently determined that its original business model was not viable and the Company suspended operations pending review and assessment of other possible business endeavors.

On October 7, 2011, the Company entered into an acquisition agreement pursuant to which the Company acquired all membership interests in CIG Services. CIG Services was formed to provide comprehensive management and support services with respect to the operations, administration and management of cell phone towers.  Further information regarding the CIG Services acquisition is set forth in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2011, which is incorporated herein by reference thereto.

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

In connection with the appointment of Mr. McGinn as the new CEO of the Company, effective as of February 6, 2012 Mr. Akram Baker resigned as the Chief Executive Officer of the Company.  Mr. Baker also resigned from his officer positions of the Company’s subsidiaries effective upon his resignation as CEO of the Company. On February 8, 2012 Mr. Baker was appointed to the Board of Directors of the Company. The Company has agreed to the compensation of Mr. Akram Baker as set forth in the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2012, which is incorporated herein by reference thereto.

On May 14, 2012, Mr. Sebastien Koechli resigned as the Company’s President.  Mr. Koechli shall remain Chairman of the Board of Directors of the Company.  Mr. Paul McGinn has been appointed as the Company’s President.

$850,000 Loan from ENEX Group Management SA

The Company has entered into an agreement with ENEX Group Management SA pursuant to which ENEX Group Management SA has loaned the Company $850,000.  The Company and ENEX Group Management SA have entered into a Convertible Secured Note (the “Note”).  The Note pays interest at a rate of 4% per annum.  The Note shall be repayable thirty days after demand.  ENEX Group Management SA shall be entitled to have the Company repay some or all of the principal and interest due and payable in the form of the Company’s Common Stock, at a conversion price of Three U.S. Dollars ($3.00) per share. As of March 31, 2012, the Company has borrowed $400,000 under this note. The remaining $450,000 was paid during the months of April and May 2012.

Sebastien Koechli, the Company’s former President and a member of the Board is also a director of ENEX Group Management SA, and as such, Mr. Koechli recused himself from any and all deliberations regarding the loan from ENEX Group Management SA.

Corporate Development Agreement and Corporate Consulting Agreement with ENEX Group Management SA

On March 26, 2012, the Company entered into a Corporate Development Agreement (the “ENEX Corporate Development Agreement”) and a Corporate Consulting Agreement (the “ENEX Corporate Consulting Agreement”) with ENEX Group Management SA.

Pursuant to the ENEX Corporate Development Agreement, ENEX will assist the Company in raising capital.  ENEX Group Management S.A. shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s Common Stock (the “ENEX Common Equity Placement Compensation”), 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock (“ENEX Preferred Equity Placement Compensation”), 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for ENEX Preferred Equity Placement Compensation; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for ENEX Preferred Equity Placement Compensation.

Pursuant to the ENEX Corporate Consulting Agreement, ENEX Group Management S.A. shall render advisory services to the Company.  The Company will pay fees to ENEX Group Management S.A., including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX Group Management S.A. in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the amounts of $19,500 and $12,500 per month respectively.

Sebastien Koechli, the Company’s former President and a member of the Board is also a director of ENEX Group Management SA, and as such, Mr. Koechli recused himself from any and all deliberations regarding the ENEX Corporate Development Agreement and the ENEX Corporate Consulting Agreement described below.  ENEX Group Management SA serves as a management adviser to the Company.

Corporate Development Agreement and Corporate Consulting Agreement with CRG Finance AG

On March 22, 2012, the Company entered into a Corporate Development Agreement (the “CRG Corporate Development Agreement”) and a Corporate Consulting Agreement (the “CRG Corporate Consulting Agreement”) with CRG Finance AG.

Pursuant to the CRG Corporate Development Agreement, CRG Finance will assist the Company in raising capital.  CRG Finance AG shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s Common Stock (“CRG Common Equity Placement Compensation”), 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock (“CRG Preferred Equity Placement Compensation”), 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for CRG Preferred Equity Placement Compensation; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for CRG Preferred Equity Placement Compensation.

Pursuant to the CRG Corporate Consulting Agreement, CRG Finance AG shall render advisory services to the Company.  The Company will pay fees to CRG Finance AG, including a monthly advisory services fee of $9,500.

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

The CI Group currently owns 44 wireless communications towers that are online and in commercial service with one or more antenna tenants.  The CI Group also owns two additional wireless communications towers that are currently in various phases of construction and which are expected to be completed with on-line antenna tenants prior to the end of the third calendar quarter 2012.

The legal and economic interests in four of the 44 wireless communications towers that are online and in commercial service are legally and beneficially owned solely by the CI Group.  The legal and economic interests in the two wireless towers under construction are also legally and beneficially owned solely by the CI Group.

The economic interests in the remaining 40 wireless communications towers owned by CI Group, although legally owned by CI Group, are currently subject in their entirety to the rights of certain third party investment funds (collectively, the “Compartment LPs”).  The Compartment LPs participation rights in the Company extend only to the revenues derived specifically from the 40 towers, as well as the proceeds upon any sale or disposition of the 40 towers.  The Compartment LPs do not participate in any other equity or revenues of the Company and their participation interests in the towers are subordinated to creditors of the Company.  The Compartment LPs with interests in the 40 CI Group towers are not shareholders of the Company.

In addition to the aggregate of 46 wireless communications towers legally owned by CI Group, the CI Group also manages 32 additional towers for third parties.

In total, the CI Group currently manages 78 wireless communications towers.

The CI Group manages, develops, and markets rooftop space in New York City. The CI Group believes that it is in a strong position to develop this business line through aggressive marketing and pricing.  The majority of CI Group’s towers can accommodate more than one tenant which can facilitate supplemental revenue streams without incurring additional capital costs.

The CI Group plans to move into the business of Distributed Antenna Systems (“DAS”) in 2012. The CI Group DAS development program is currently underway in conjunction with a major property owner in New York.

Two new tower bids were won during the month of April 2012.  Both of the bids were for towers to be constructed for a major regional carrier in the Georgia market.

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

Tower Management Operations

The CI Group manages, develops, owns, leases and operates cell phone towers and other wireless infrastructure. CIG Group has entered into several management agreements (“Management Agreement”) with various parties owning (i) cell phone or wireless transmission towers (the “Tower Owners”); or (ii) the economic interests of cell phone or wireless transmission towers (the “Tower Interest Holders” and referred to collectively herein with the Tower Owners as the “Tower Proprietors”).  During the respective term of each Management Agreement, CIG Group, as manager, shall perform functions necessary to maintain, market, operate, manage and administer the tower sites of the Tower Proprietors. Each Tower Proprietor shall pay a base management fee to CIG Group.  The base management fees applicable to each Tower Proprietor may vary significantly depending on the specific terms and conditions negotiated with each Tower Proprietor.  The Tower base management fees are expected to be paid in quarterly installments.  CIG Group may also in certain circumstances be eligible to receive ancillary compensation in consideration for procuring new tenants on tower sites, whereby CIG Group would receive a small percentage of the aggregate net rent for the initial term of each such new lease.

Results of Operations

For the Three Month Period Ended March 31, 2012 and March 31, 2011

Sales, Income and Expenses for the CI Group

During the three months ended March 31, 2012, the CI Group had total revenues of $428,201, including rent of $382,356, origination fees from related parties of $19,800, services of $374, and management fees from related parties of $25,671.  Total revenues increased from the three month period ended March 31, 2011.  During the three month period ended March 31, 2011, the CI Group had total revenues of $408,270, including rent of $368,584, services of $15,374, and management fees from related parties of $24,312.

During the three month period ended March 31, 2012, the CI Group had total operating expenses of $2,940,528, which was an increase from total operating expenses of $733,879 for the three month period ended March 31, 2011.  Operating expenses for the three month period ended March 31, 2012 included general and administrative expenses of $2,113,490, shared services with related parties of $322,443, site rental of $185,563, depreciation and accretion of $244,666, other costs of $82,487 and gains on the sale of assets to related party investors of $8,121.  Operating expenses for the three month period ended March 31, 2011 included general and administrative expenses of $141,626, shared services with related parties of $207,434, site rental of $68,726, depreciation and accretion of $213,034 and other costs of $103,059.

During the three month period ended March 31, 2012, the CI Group had a total loss from operations of $2,512,327, which represented an increase in losses from the three months ended March 31, 2011, during which time CI Group had a total loss from operations of $325,609.

During the three month period ended March 31, 2012, the CI Group had total other income of $960,781, which included losses allocated to related party investors of $1,038,476, interest expenses to related parties of $84,356 and a gain on foreign currency exchange of $6,661.  Total other income increased from the three month period ended March 31, 2011, during which the CI Group had total other income of $187,147, which included losses allocated to related party investors of $213,172, interest income from related parties of $16,624, and a loss on foreign currency exchange of $42,649.

The CI Group’s net loss for the three month period ended March 31, 2012 was $1,554,546, which was an increase from $138,462 for the three month period ended March 31, 2011.

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

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the three month periods ended March 31, 2012 and March 31, 2011 were $1,038,476 and $213,172, respectively.

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

For the Six Month Period Ended March 31, 2012 and March 31, 2011

The results of operations referred to below for the six months ended March 31, 2012 represents the combined results of operations for the predecessor entity for the period from October 1, 2011 through November 30, 2011 and the successor entity for the period from December 1, 2011 through March 31, 2012.

During the six month ended March 31, 2012, the CI Group had total revenues of $825,224, including rent of $745,960, origination fees from related parties of $19,800, services of $8,942, and management fees from related parties of $50,522.  Total revenues decreased from the six month period ended March 31, 2011.  During the six month period ended March 31, 2011, the CI Group had total revenues of $914,887, including rent of $778,362, origination fees from related parties of $54,804, services of $32,558, and management fees from related parties of $49,163.

During the six month period ended March 31, 2012, the CI Group had total operating expenses of $4,548,006, which was an increase from total operating expenses of $2,931,418 for the six months period ended March 31, 2011.  Operating expenses for the six month period ended March 31, 2012 included general and administrative expenses of $3,250,316, shared services with related parties of $389,701, site rental of $293,650, depreciation and accretion of $466,758, other costs of $239,452 and gains on the sale of assets to related party investors of $91,781.  Operating expenses for the six month period ended March 31, 2011 included general and administrative expenses of $644,852, shared services with related parties of $659,676, site rental of $289,408, depreciation and accretion of $424,418, search rings of $452,018, other costs of $510,851 and gains on the sale of assets to related party investors of $49,805.

During the six month period ended March 31, 2012, the CI Group had a total loss from operations of $3,722,782, which represented an increase in losses from the six months ended March 31, 2011, during which time CI Group had a total loss from operations of $2,016,531.

During the six month period ended March 31, 2012, the CI Group had total other income of $2,843,241, which included losses allocated to related party investors of $1,956,681, interest expenses to related parties of $91,923 and a gain on foreign currency exchange of $6,925 and a bargain purchase gain of $971,558.  Total other income increased from the six month period ended March 31, 2011, during which the CI Group had total other income of $1,913,720, which included losses allocated to related party investors of $1,851,862 and interest income from related parties of $61,857.

The CI Group’s net loss for the six month period ended March 31, 2012 was $879,541, which was an increase from $102,811 for the six month period ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, the CI Group’s total assets were $18,894,424, including property and equipment, net of accumulated depreciation in the amount of $17,274,669, construction in progress in the amount of $280,267, deferred rent assets in the amount of $43,879 and long-term prepaid rent in the amount of $171,384.  The CI Group’s total assets increased from September 30, 2011, at which time the CI Group’s total assets were $17,367,665, including property and equipment, net of accumulated depreciation in the amount of $15,166,970, construction in progress in the amount of $563,913, deferred rent assets in the amount of $147,157 and long-term prepaid rent in the amount of $174,759.

As of March 31, 2012, the CI Group’s total current assets were $1,124,225, consisting of cash in the amount of $282,806, accounts receivable in the amount of $126,056, accounts receivable from related parties in the amount of $674,617, and prepaid expenses and other current assets in the amount of $40,746.  CI Group’s total current assets increased from September 30, 2011, at which time the CI Group’s total current assets were $1,314,866, consisting of cash in the amount of $214,675, accounts receivable in the amount of $197,634, accounts receivable from related parties in the amount of $858,957, and prepaid expenses and other current assets in the amount of $43,600.

As of March 31, 2012, the CI Group’s total liabilities were $16,983,689, including long-term subordinated obligations to related parties of $12,598,450, deferred rent liabilities of $336,209, and asset retirement obligations of $517,184.  As of September 30, 2011, the CI Group’s total liabilities were $16,188,907, including long-term subordinated obligations to related parties of $13,184,767, deferred rent liabilities of $270,976, and asset retirement obligations of $480,740.

As of March 31, 2012, the CI Group’s total current liabilities were $3,531,846, consisting of accounts payable and accrued expenses in the amount of $1,239,080, accounts payable to related parties in the amount of $591,118, notes payable of $35,000, notes payable to related parties of $1,110,960, convertible notes payable to related parties of $400,000 and deferred revenue in the amount of $155,688.  Total current liabilities represented an increase from September 30, 2011, at which time the CI Group’s total current liabilities were $2,252,424, consisting of accounts payable and accrued expenses in the amount of $1,636,583, accounts payable to related parties in the amount of $453,920 and deferred revenue in the amount of $161,921.

Employees and Directors

As of May 20, 2012, the Company had 12 persons serving as officers and in employee capacities for the Company.  The Company has 5 persons serving as directors of the Company, including Mr. Paul McGinn who serves as both an officer and director of the Company.

The Company is currently in the process of hiring supplemental support staff to the management, accounting and operation teams.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The material weakness relates to the monitoring and review of work performed by the Company’s limited accounting staff in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit and quarterly reports.  More specifically, the material weakness in the Company’s internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

The Company is currently taking the following actions to improve controls and procedures:

-          The Company is currently in the process of hiring supplemental support staff to the accounting team; and

-          The Company has acquired new accounting software and is currently in the process of implementation.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

Not Applicable.

ITEM 1A.          RISK FACTORS.

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION.

Not Applicable.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

Exhibit 3.4	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2012.

Exhibit 10.16	Promissory Note in the amount of $1,000,000 to ENEX Group Management SA, dated as of December 15, 2011.

Exhibit 10.17	Term Sheet, by and between the Company and Mr. Paul McGinn, dated as of January 27, 2012.

Exhibit 10.18	Corporate Development Agreement, by and among the Company and CRG Finance AG, dated as of March 22, 2012.

Exhibit 10.19	Corporate Consulting Agreement, by and among the Company and CRG Finance AG, dated as of March 22, 2012.

Exhibit 10.20	Corporate Development Agreement, by and among the Company and ENEX Group Management SA, dated as of March 26, 2012.

Exhibit 10.21	Corporate Consulting Agreement, by and among the Company and ENEX Group Management SA, dated as of March 26, 2012.

Exhibit 10.22	Convertible Secured Note in the amount of $850,000 to ENEX Group Management SA, dated as of March 29, 2012.

Exhibit 10.23	Security Agreement, by and among the Company and ENEX Group Management SA, dated as of March 29, 2012.

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
Exhibit 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.
Exhibit 101	Interactive Data Files

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
Dated: May 21, 2012