Form 10-Q
period 2012-06-30
CIG WIRELESS CORP.
filed 2012-08-14
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 20,739,931 shares of Common Stock, par value $0.00001, outstanding as of August 14, 2012.

CIG WIRELESS CORP.

FORM 10-Q

June 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

CIG Wireless Corp.

Consolidated Balance Sheets

(Unaudited)

	Successor Entity	Predecessor Entity
	June 30, 2012	September 30, 2011
Assets
Current assets:
Cash	$ 1,049,586	$ 214,675
Accounts receivable	65,776	197,634
Accounts receivable from related parties	552,118	858,957
Prepaid expenses and other current assets	199,991	43,600
Total current assets	1,867,471	1,314,866

Property and equipment, net of accumulated depreciation	17,597,820	15,166,970
Construction in progress	217,535	563,913
Deferred rent assets	212,297	147,157
Long-term prepaid rent	171,384	174,759

Total assets	$ 20,066,507	$ 17,367,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,851,243	$ 1,636,583
Accounts payable to related parties	663,483	453,920
Notes payable	35,000	-
Notes payable to related parties	411,061	-
Convertible notes payable to related parties	800,000	-
Deferred revenue	165,931	161,921
Total current liabilities	3,926,718	2,252,424

Deferred rent liabilities	403,193	270,976
Asset retirement obligation	547,639	480,740
Long-term debt to related parties	900,150	-
Long-term subordinated obligations to related parties	732,385	13,184,767
Total liabilities	6,510,085	16,188,907

Stockholders’ equity:
Series A convertible preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,739,931 issued and outstanding	208	-
Additional paid-in capital	6,467,287	890,556
Retained earnings (accumulated deficit)	(2,904,520)	288,202
Total CIG Wireless Corp. stockholders’ equity	3,562,975	1,178,758
Noncontrolling interest	9,993,447	-
Total Stockholders’ Equity	13,556,422	1,178,758
Total liabilities and stockholders’ equity	$ 20,066,507	$ 17,367,665

See accompanying notes to unaudited consolidated financial statements.

CIG Wireless Corp.

Consolidated Statements of Operations

(Unaudited)

	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity	Predecessor Entity
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	December 1, 2011 through June 30, 2012 (A)	October 1 2011 through November 30, 2011 (A)	Nine Months Ended June 30, 2011
Revenues:
Rent	$ 535,969	$ 283,348	$ 1,039,526	$ 242,403	$ 1,061,710
Origination fees from related parties	-	193,100	19,800	-	247,904
Services	150	79,575	9,092	-	112,133
Management fees from related parties	49,261	22,849	83,216	16,567	72,012
Total revenues	585,380	578,872	1,151,634	258,970	1,493,759

Operating Expenses:
Costs of operations:
Site rental	283,742	166,777	505,334	72,058	592,767
Search rings	-	-	-	-	452,018
Other costs	199,057	124,857	333,866	104,643	635,708
Depreciation and accretion	247,167	216,333	570,265	143,660	640,751
General and administrative expenses	1,776,179	796,817	4,380,567	645,928	1,305,087
Shared services with related parties	85,426	450,000	430,288	44,839	1,109,676
Gain on sale of assets to related party investors	-	(457,272)	(91,871)	-	(507,077)
Total operating expenses	2,591,571	1,297,512	6,128,449	1,011,128	4,228,930

Loss from operations	(2,006,191)	(718,640)	(4,976,815)	(752,158)	(2,735,171)

Other Income (Expenses):
Interest income from related parties	-	66,519	-	-	128,376
Interest expenses to related parties	(265,817)	-	(353,619)	(4,121)	-
Gain on foreign currency exchange	26,995	-	33,744	176	1
Bargain purchase gain	-	-	971,558	-	-
Losses allocated to related party investors	547,109	988,537	1,891,653	612,137	2,840,399
Total other income	308,287	1,055,056	2,543,336	608,192	2,968,776
Net income (loss)	(1,697,904)	336,416	(2,433,479)	(143,966)	233,605
Less: Net loss attributable to noncontrolling interest	-	-	-	-	-
Net income (loss) attributable to CIG Wireless Corp.	(1,697,904)	336,416	(2,433,479)	(143,966)	233,605
Preferred stock dividend	-	-	(16,301)	-	-

Net income (loss) attributable to common stockholders	$ (1,697,904)	$ 336,416	$ (2,449,780)	$ (143,966)	$ 233,605

Net loss per common share attributable to common stockholders - basic and diluted	$ (0.09)		$ (0.12)

Weighted average common shares outstanding - basic and diluted	19,854,661		19,712,535

See accompanying notes to unaudited consolidated financial statements.

(A)    The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	CIG Wireless Corp. and Subsidiaries
								Total
						Additional	Retained	CIG Wireless	Non	Total
	Member’s	Preferred Stock		Common Stock		Paid-in	Earnings	Stockholders’	controlling	Equity
	Capital	Shares	Amount	Shares	Amount	capital	(Deficit)	Equity	Interest	(Deficit)

Predecessor Entity
Balances at September 30, 2011	$ 890,556	-	$ -	-	$ -	$ -	$ 288,202	$ 1,178,758	$ -	$ 1,178,758

Net loss	-	-	-	-	-	-	(143,966)	(143,966)	-	(143,966)

Balances at November 30, 2011 (A)	$ 890,556	-	$ -	-	$ -	$ -	$ 144,236	$ 1,034,792	$ -	$ 1,034,792

Successor Entity
Balances at December 1, 2011 (A)	$ -	1,000,000	$ 10	18,008,500	$ 180	$ 2,111,887	$ (454,740)	$ 1,657,337	$ -	$ 1,657,337

Common stock issued for the acquisition of CIG LLC	-	-	-	750,000	8	74,992	-	75,000	-	75,000

Conversion of preferred stock to common	-	(1,000,000)	(10)	1,000,000	10	-	-	-	-	-

Common stock issued for preferred dividend	-	-	-	8,110	-	16,301	(16,301)	-	-	-

Common stock issued for conversion of note payables	-	-	-	660,226	7	1,980,671	-	1,980,678	-	1,980,678

Common stock issued for conversion of payables	-	-	-	80,645	1	241,934	-	241,935	-	241,935

Debt discounts due to beneficial conversion features	-	-	-	-	-	336,667	-	336,667	-	336,667

Options expense	-	-	-	-	-	1,299,937	-	1,299,937	-	1,299,937

Common stock issued for cash	-	-	-	232,450	2	404,898	-	404,900	-	404,900

Noncontrolling interest due to restructuring	-	-	-	-	-	-	-	-	9,993,447	9,993,447

Net loss	-	-	-	-	-	-	(2,433,479)	(2,433,479)	-	(2,433,479)

Balances at June 30, 2012	$ -	-	$ -	20,739,931	$ 208	$ 6,467,287	$ (2,904,520)	$ 3,562,975	$ 9,993,447	$ 13,556,422

See accompanying notes to unaudited consolidated financial statements.

(A) The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Successor Entity	Predecessor Entity
	December 1, 2011 through June 30, 2012 (A)	October 1 2011 through November 30, 2011 (A)	Nine Months Ended June 30, 2011

Cash flows from operating activities:
Net income (loss)	$ (2,433,479)	$ (143,966)	$ 233,605
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	570,265	143,660	640,751
Amortization of debt discounts	336,668	-	-
Gain on sale of assets to related parties	(91,871)	-	(507,077)
Management fees revenue from related parties	(59,216)	(16,567)	(72,012)
Losses allocated to related party investors	(1,891,653)	(612,137)	(2,840,399)
Bargain purchase gain	(971,558)	-	-
Options expense	1,299,937	-	-
Changes in assets and liabilities:
Accounts receivable	103,547	28,311	(64,555)
Prepaid expenses and other current assets	(167,920)	11,529	(199,870)
Deferred rent asset	(59,702)	(19,315)	(78,393)
Long-term prepaid rent	2,614	761	4,599
Accounts payable and accrued expenses	(59,737)	(317,064)	865,492
Accounts payable to related parties	(2,302,296)	(44,839)	1,109,676
Deferred revenue	(8,633)	12,643	13,991
Deferred rent liabilities	141,052	779	146,655
Net cash provided by (used in) operating activities	(5,591,982)	(956,205)	(747,537)

Cash flows provided by (used in) investing activities:
Proceeds from sale of fixed assets	344,246	-	4,097,414
Cash paid for purchase and construction of fixed assets	(1,015,480)	(379,643)	(4,279,131)
Cash acquired in acquisition of CIG LLC	519,910	-	-
Net cash provided by (used in) investing activities	(151,324)	(379,643)	(181,717)

Cash flows provided by (used in) financing activities:
Contributions from related party investors	12,000	-	250,000
Common stock sold for cash	404,900	-	-
Distributions to related party investors	(175,598)	-	(1,821,097)
Borrowings on related parties convertible debt	1,650,000	-	-
Payments on related parties debt	(456)	-	-
Borrowings on related parties debt	1,000,000	-	-
Net advances (to) from related parties	2,187,243	1,309,841	(2,503,082)
Net cash provided by (used in) financing activities	5,078,089	1,309,841	(4,074,179)

Net change in cash	(665,217)	(26,007)	(5,003,433)
Cash at beginning of period	1,714,803	214,675	6,254,489
Cash at end of period	$ 1,049,586	$ 188,668	$ 1,251,056

Supplemental Information
Interest paid	$ -	$ -	$ -
Taxes paid	-	-	-

Noncash Investing and Financing Activities:
Conversion of preferred shares to common	$ 10	$ -	$ -
Common stock issued for preferred dividend	16,301	-	-
Common stock issued for acquisition of CIG LLC	75,000	-	-
Asset retirement obligation	62,524	-	72,945
Debt discounts due to beneficial conversion features	336,667	-	-
Noncontrolling interest due to restructuring	9,993,447	-	-
Common stock issued for note payable	1,980,678	-	-
Common stock issued for accounts payable	241,935	-	-

See accompanying notes to unaudited consolidated financial statements.

(A) The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG Wireless Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of CIG Wireless Corp. and its subsidiaries (collectively, the “Company” and “CIG Wireless”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s September 30, 2011 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year end September 30, 2011 as reported on Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of CIG Wireless Corp., its subsidiary in which the Company has a controlling interest Communications Infrastructure Group, LLC and its wholly-owned subsidiaries CIG Services, LLC, CIG BTS Towers, LLC, CIG Comp Tower, LLC, CIG DT Holding, LLC, CIG GA Holding, LLC, CIG Properties, LLC, and CIG Towers, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Losses Allocated to Related Party Investors

The Company entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for acquisition of tower assets which were segregated on the books by investment group. Profits from these towers were allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return were obtained by the related party investors, subsequent profits were allocated based upon ownership. Operating expenses and losses from these towers were 100% allocated to the investors until there is a net profit.

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the period from December 1, 2011 through June 30, 2012, the period from October 1, 2011 through November 30, 2011 and the nine months ended June 30, 2011 were $1,891,653, $612,137 and $2,840,399, respectively.

All but one of these related party investors restructured their agreements on June 30, 2012 whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in the Company’s subsidiary Communications Infrastructure Group, LLC (see Note 6).

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit as of June 30, 2012. As shown in the accompanying financial statements, the Company has also incurred significant losses since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. There is no assurance that management will be successful in raising additional funds. As of the date of this report, management is involved in negotiations with several different financing partners in and outside of the United States of America and reasonably expects positive developments and results within the weeks and months to come.

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

Note 4:  Construction in Progress

During the nine months ended June 30, 2012, the construction of communication towers with a total cost of $1,699,983 was completed and the tower cost was capitalized as property and equipment. As of June 30, 2012, the cost of towers in progress was $217,535.

Note 5:  Asset Retirement Obligations

The changes in the carrying value of the Company’s asset retirement obligations for the nine months ended June 30, 2012 and 2011 are as follows:

Balance as of September 30, 2010	$ 448,389
Additions	72,945
Disposals	(54,380)
Accretion	27,642

Balance as of June 30, 2011	$ 494,596

Balance as of September 30, 2011	$ 480,740
Additions	62,524
Disposals	(23,496)
Accretion	27,871
Balance as of June 30, 2012	$ 547,639

Note 6:  Long-term Subordinated Obligations to Related Parties, now Convertible

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

The following is a summary of the net profits and liquidation interests of the six investors prior to the June 30, 2012 internal restructuring (described in detail below):

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

During the period from December 1, 2011 through June 30, 2012, contributions by these related party investors totaled $12,000 and distributions to these related party investors totaled $175,598.

Infrastructure Asset Management GmbH (IAM) is the general partner of IT2, ITAP, IT5, IT7, ITP9 and was related to the Company through common ownership until August 3, 2011 when IAM was sold to Enex Group Management, SA. (Enex).  Enex bought 8.3% of CIG in October 2011 and it has shared a Chief Financial Officer with the Company since that date.

A summary of the changes in the long-term subordinated obligations to related parties for the nine months ended June 30, 2012 and 2011 is as follows:

Balance as of September 30, 2010	$ 18,370,372
Contributions	250,000
Distributions	(1,821,097)
Management fees	(72,012)
Losses allocated to related party investors	(2,840,399)
Balance as of June 30, 2011	$ 13,886,864

Balance as of September 30, 2011	$ 13,184,767
Contributions	12,000
Distributions	(175,598)
Management fees	(75,783)
Losses allocated to related party investors	(2,503,790)
Step-up basis due to fair value of assets in purchase price allocation	1,584,486
Restructured into notes payable to related parties	(1,300,250)
Restructured into noncontrolling interest	(9,993,447)
Balance as of June 30, 2012	$ 732,385

June 30, 2012 Internal Restructuring

On June 30, 2012, the Company restructured the ownership of certain of its subsidiaries and communication towers (the “Restructuring”) intended to align the Company’s organization with its strategic plans, including anticipated near-term financing.

Prior to the Restructuring, title to a number of the wireless communications towers was held by CIG LLC.  However, profit participation rights in the towers (the “Profit Participation”) was separately reserved to third party investment funds domiciled in the Republic of Germany: InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG,  and BAC Infratrust Premium Neun & Co. KG (collectively, the “Funds”).  The respective Profit Participation rights were previously set forth in three separate Atypical Silent Partnership Agreements with CIG LLC (the “ASPs”).

The Restructuring was required and requested by the manager of the Funds in order to provide a more conventional legal structure for the ownership of the towers by the Company, while maintaining substantially the same economic rights for the Funds as derived from the towers.  Pursuant to the Restructuring, the Funds will now derive their economic rights in the towers through preferred Class A Membership Interests of CIG LLC, as further described below.

In 2011, the Funds were dual chartered as limited partnerships in the State of Georgia (collectively, the “Georgia LPs”).  The Georgia LPs are controlled and owned by the Funds, as follows: Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP corresponding to InfraTrust ZweiGmbH & Co. KG, Infratrust FünfGmbH & Co. KG and BAC Infratrust Premium Neun & Co. KG, respectively.

The CIG LLC Amended and Restated Operating Agreement, dated June 30, 2012, (the “A&R Operating Agreement”)  provides for three preferred Class A Membership Interests:  Class A-IT2, Class A-IT5 and Class A‑IT9 (collectively, the “Class A Interests”), issued to Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, respectively.

At the closing of the Restructuring, the ASPs were assigned and transferred from the Funds to the corresponding Georgia LPs in connection with the exchange for the Class A Membership Interests.  CIG LLC issued each Georgia LP preferred Class A Membership Interests to replicate the Profit Participation rights previously held through the respective ASPs prior to the Restructuring.  The ASPs terminated upon effectiveness of the exchange for Class A Interests.

The CIG LLC A&R Operating Agreement also provides for a class of management membership interests (the “Management Interests”), which were issued to CIG Towers, LLC, a subsidiary of the Company.  CIG LLC will be managed by another subsidiary, CIG Solutions, LLC (“CIG Solutions”), as manager.  Management of CIG LLC remains subject to unanimous consent of the Class A Interests for certain Company actions.  As manager, CIG Solutions will receive a management fee of 1% of the capital contributions made by the holders of the Class A-IT2 Interests and Class A-IT9 Interests plus any related third party loans and a broker fee of 5% of the gross value of new towers attributable to the Class A-IT5 Interests plus any related third party loans.  The capital contributions are defined by the value of the tower assets previously underlying the respective ASPs exchanged for the Class A Interests.

Distributions will be made to Compartment IT2, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

     1.      20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net profits generated from the towers); then

      2.     80% to the holders of the Class A-IT2 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

      1.     20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net profits generated from the towers); then

      2.     80% to the holders of the Class A-IT5 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

      1.     10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net profits generated from the towers); then

      2.     80% to the holders of the Class A-IT9 Interests and 20% to the holders of the Management Interests.

Distributions will be made to the holder of the Management Interests as per above and also from all other funds available for distribution which are: (i) not related to the respective communication towers attributable to the Class A Interests; and (ii) not related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of the towers attributable to Class A Interests.  Funds available for distribution are determined by reference to revenues less expenses, subject to customary accounting adjustments and reserves.

In the event of a liquidation of CIG LLC, the holders of each of the Class A Interests will receive the net proceeds from the liquidation of the corresponding communication towers and related assets contributed by the respective Georgia LPs to CIG LLC.

At the discretion of the Funds’ manager, the Class A Interests are convertible into common shares, at any time prior to the first anniversary of the date the Common Stock becomes eligible for electronic book-entry delivery and settlement depository services by the Depository Trust Company (“DTC Eligibility”).  The Class A Interests will convert into such number of shares of Common Stock equal to the Class A Member’s capital account divided by a conversion price per share calculated by reference to the dollar value which is equal to 25% less than the prior twenty trading days’ volume weighted average price of the Common Stock.  After the first anniversary date of DTC Eligibility, the Class A Interests remain convertible into Common Stock without discount upon termination or liquidation of the respective Georgia LP.  The conversion rights of the holders of the Class A Interests may only be exercised in full.  The conversion price is subject to customary anti-dilution protections.

The shares of Common Stock issued by the Company upon conversion of the Class A Interests will be subject to a market stand-down provision, in which the converted shares may not be sold or traded during the 12 months following issuance.  On December 31, 2014 for the Class A-IT2 Interests and Class A-IT5 Interests and on March 31, 2015 for the Class A-IT9 Interests and upon termination (liquidation) of the Class A interest by the Funds, the conversion of the relevant Class A Interests into Common Stock will be effectuated at a conversion price equal to the prior twenty trading days’ volume weighted average price of the Common Stock.  The Class A Interests may not convert into the number of shares of Common Stock that exceed the number of authorized shares of Common Stock, less the number of issued and outstanding shares of Common Stock, less the number of shares of Common Stock issuable under all other outstanding convertible instruments of the Company, and also less any other obligations of the Company to issue shares of Common Stock.

Note 7:  Related Party Transactions

The Company shares services with related parties and is allocated a proportionate share of the associated expenses and overhead.  During the period from December 1, 2011 through June 30, 2012, the period from October 1, 2011 through November 30, 2011 and the nine months ended June 30, 2011, total allocated expenses were approximately $430,288, $44,839 and $1,109,676, respectively.

Accounts receivable from related parties consisted of the following at June 30, 2012 and September 30, 2011:

	Successor Entity	Predecessor Entity
	June 30, 2012	September 30, 2011
BAC InfraTrust Acht GmbH & Co. KG (IT8)	$ 312,433	$ 515,382
ITAP, LLP	91,273	90,983
ENEX Group Management SA	-	78,560
InfraTrust KG	138,642	48,000
CIG Wireless, Inc.	-	46,229
Media Management GmbH	-	5,000
Berlin Atlantic Capital US, LLC	-	36,863
Structured Life Group, LLC	9,770	-
German fund entities (IT5, ITP7 and ITP9)	-	37,940
	$ 552,118	$ 858,957

Accounts payable to related parties consisted of the following at:

	Successor Entity	Predecessor Entity
	June 30, 2012	September 30, 2011
Berlin Atlantic Capital US, LLC	$ 525,527	$ 400,000
BAC InfraTrust Sechs GmbH & Co. KG (IT6)	101,502	41,726
Infrastructure Asset Management GmbH	10,940	-
Other miscellaneous	12,000	12,000
Employee payables	13,514	194
	$ 663,483	$ 453,920

Some of the related party payables bear interest at rates ranging from 5.5% to 12.1% per annum.

The Company also assists certain investment partners who are related parties in the identification and acquisition of tower assets including towers and tower sites.  The Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties.  In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party.  The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the period from December 1, 2011 through June 30, 2012, the period from October 1, 2011 through November 30, 2011 and the nine months ended June 30, 2011, origination fees revenue totaled $19,800, zero and $247,904, respectively. Related party interest income totaled $128,376 during the nine months ended June 30, 2011. There was no related party interest income during the nine months ended June 30, 2012.

During the nine months ended June 30, 2012, the Company sold 1 tower to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8), for cash proceeds of $344,246 resulting in a gain on the sale of $91,871. The gain was allocated to the investors through the losses allocated to related party creditors in the statement of operations.

During the nine months ended June 30, 2011, the Company sold 3 towers to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8), for cash proceeds of $4,102,083 resulting in a gain on the sale of $507,077. The gain was allocated to the investors through netting against the overall operating losses allocated to the investors.

Management fees paid in cash from IT8 and IT6 during the period from December 1, 2011 through June 30, 2012 totaled $24,000.

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers. Management fees from investment partners are accounted for against the long-term subordinated obligations owed to these investment partners and totaled $59,216, $16,567 and $72,012 during the period from December 1, 2011 through June 30, 2012, the period from October 1, 2011 through November 30, 2011 and the nine months ended June 30, 2011, respectively.

Note 8:  Related Party Debt

Notes Payable to Related Parties

On December 15, 2011, the Company borrowed $1,000,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 4% per annum and shall be due and payable within thirty days of demand. The note and accrued interest of $20,256 was fully converted into 340,085 common shares at $3.00 per share on June 27, 2012.

On August 8, 2011, the Company borrowed $100,000 from ENEX Group Management SA. The funds borrowed are unsecured, with interest at 3% per annum and shall be due and payable within thirty days of demand. The note and accrued interest of $2,697 was fully converted into 34,232 common shares at $3.00 per share on June 27, 2012.

On May 15, 2010, the Company borrowed $11,000 from Ms. Shostak, the Company’s former sole officer and Director. The loan is unsecured, bears no interest and is due on demand. The unpaid balance on this loan was $10,961 as of June 30, 2012.

In connection with the related party investor restructurings disclosed in Note 6, the Company issued three notes payable to its related party investors. The aggregate principal amount of the notes is $1,300,250. The notes are unsecured, bear interest at 4% per annum and mature between December 31, 2012 and March 31, 2015.

Convertible Notes Payable to Related Parties

On March 3, 2012, the Company borrowed $200,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as a debt discount that was fully amortized to interest expense during the nine months ended June 30, 2012. The note and accrued interest of $2,470 was fully converted into 67,490 common shares at $3.00 per share on June 27, 2012.

On March 26, 2012, the Company borrowed $200,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $43,333 and was recorded as a debt discount that was fully amortized to interest expense during the nine months ended June 30, 2012. The note and accrued interest of $2,071 was fully converted into 67,357 common shares at $3.00 per share on June 27, 2012.

On April 18, 2012, the Company borrowed $250,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $54,167 and was recorded as a debt discount that was fully amortized to interest expense during the nine months ended June 30, 2012. The note and accrued interest of $1,953 was fully converted into 83,984 common shares at $3.00 per share on June 27, 2012.

On May 3, 2012, the Company borrowed $200,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $46,667 and was recorded as a debt discount that was fully amortized to interest expense during the nine months ended June 30, 2012. The note and accrued interest of $1,231 was fully converted into 67,077 common shares at $3.00 per share on June 27, 2012.

On June 21, 2012, the Company borrowed $300,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $79,166 and was recorded as a debt discount that was fully amortized to interest expense during the nine months ended June 30, 2012.

On June 29, 2012, the Company borrowed $500,000 from ENEX Group Management SA. The note is secured by assets of the Company, bears interest at 4% per annum and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share. The Company evaluated the conversion option for derivative treatment under FASB ASC 815-15 and determined it did not qualify as a derivative. The Company then evaluated the note for a beneficial conversion feature under FASB ASC 470-20 and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $83,333 and was recorded as a debt discount that was fully amortized to interest expense during the nine months ended June 30, 2012.

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

On December 5, 2011, the Company issued 750,000 common shares to acquire CIG, LLC valued at $75,000 (see Note 3).

On May 2, 2012, the Company issued 232,450 common shares for cash of $404,900.

On June 27, 2012, the Company issued an aggregate of 660,226 common shares to Enex Group Management SA in lieu of a repayment of loans and accrued interests of $1,980,678 (see Note 8).

On June 27, 2012, the Company issued 80,645 common shares to CRG Finance AG in lieu of a payment of open payables totaling $241,935.

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

The significant assumptions used in the Black-Scholes Option Pricing Model during the nine months ended June 30, 2012 were as follows:

Range
Expected dividends	-%
Expected term (years)	1.9 – 4.0
Volatility	54.5% - 68.6%
Risk-free rate	0.03% - 0.37%

During the nine months ended June 30, 2012, aggregate options expense was $1,299,937. The remaining $1,752,740 will be expensed over the remaining vesting period.

A summary of option activity for the nine months ended June 30, 2012 is reflected below:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2011	-	$ -
Granted	2,506,895	3.16
Canceled	-	-
Forfeited	-	-
Outstanding at June 30, 2012	2,506,895	$ 3.16
Exercisable at June 30, 2012	571,585	$ 3.00

The weighted average remaining life of options outstanding at June 30, 2012 was 4.16 years. The aggregate intrinsic value of the exercisable options at June 30, 2012 was $285,793.

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

Note 12:  Subsequent Events

Paul McGinn Employment Agreement

On July 25, 2012, the Company entered into an employment agreement with Mr. Paul McGinn, the Company’s President, Chief Executive Officer and a Member of the Company’s Board of Directors. Pursuant to the agreement, Mr. McGinn will be compensated in an amount of up to $450,000 per year for his services as an officer, consisting of fixed component of $300,000 per year, and a variable component of $150,000 per year.  Mr. McGinn may receive between 0% and 100% of the variable component, based on the evaluation of the Board.  Under the employment agreement, Mr. McGinn has also been granted options to purchase 1,956,895 shares of the Company’s common stock. These options were granted on January 27, 2012 (see Note 10). The employment agreement has a term of three years, and shall renew for one year periods unless either party provides notice of non-renewal.  In the event that Mr. McGinn is terminated without cause, he shall be paid for nine months at a rate of $450,000 per annum.

Series B 6% 2012 Convertible Redeemable Preferred Stock

On July 25, 2012, the Company designated a new class of Series B convertible redeemable preferred stock from the authorized preferred stock of the Company. The Series B preferred stock shall be convertible to common stock at a conversion price of $3.00 per share, shall have a dividend payable at the rate of 6% per annum and may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance if the preferred stock has not been converted to common stock as of such date. The preferred stock automatically converts into common stock upon the closing of an underwritten public offering of shares of Company common stock for a total gross offering value of not less than $40 million. All Series B preferred stock will vote together with common stock except with respect to any matters pertaining only to the preferred stock as to which the preferred stock will vote as a separate class. Up to 1,700,000 shares of the Series B preferred stock are authorized for issuance by the Company.  As of the date of filing of this report, no shares of preferred stock have been issued.

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

On February 6, 2012, Mr. Paul McGinn was appointed as the Chief Executive Officer and as a Member of the Board of Directors of the Company.  On January 27, 2012, the Company entered into a binding term sheet with Mr. McGinn covering the terms and conditions of his services, including compensation arrangements.  The terms and conditions of such binding term sheet were set forth in a Current Report on Form 8-K, filed by the Company with the U.S. Securities and Exchange Commission on February 3, 2012, and such Current Report is incorporated herein by reference thereto.  The

Company and Mr. McGinn entered into a customary long form employment agreement on July 25, 2012, as described below.

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

$850,000 Loan from ENEX Group Management SA

The Company has entered into an agreement with ENEX Group Management SA pursuant to which ENEX Group Management SA has loaned the Company $850,000 to date.  The Company and ENEX Group Management SA have entered into a Convertible Secured Note (the “Note”).  The Note pays interest at a rate of 4% per annum.  The Note shall be repayable thirty days after demand.  ENEX Group Management SA shall be entitled to have the Company repay some or all of the principal and interest due and payable in the form of the Company’s Common Stock, at a conversion price of Three U.S. Dollars ($3.00) per share.

Sebastien Koechli, the Company’s former President and a member of the Board is also a director of ENEX Group Management SA, and as such, Mr. Koechli recused himself from any and all deliberations regarding the loan from ENEX Group Management SA.

Conversion of Liabilities to Shares of Common Stock

On June 27, 2012, the Company converted an aggregate of $2,222,613 in liabilities to Company common stock at the request of two creditors of the Company.

ENEX Group Management SA (“ENEX”) converted $1,980,678 of promissory notes issued by the Company, representing principal of $1,950,000 which ENEX had loaned to the Company between August 2011 and May 2012, plus interest in the amount of $30,678.  Such loans were converted at a rate of $3.00 per share into 660,226 shares of the Company’s restricted common stock.

Following the conversion of the loans from ENEX, the Company continues to carry two promissory notes due and payable to ENEX, which were issued in connection with loans made to the Company in June of 2012, for an aggregate of $800,000, plus interest at the rate of 4% per annum.  Sebastien Koechli, a member of the Company’s Board of Directors also serves as a Director of ENEX.  Mr. Koechli did not participate in any deliberations or decisions regarding the loans received from ENEX or the conversion of ENEX loans into shares of the Company’s common stock.

As of even date with the ENEX conversions, CRG Finance AG (“CRG”) requested that $241,935 due and payable by the Company to CRG for consulting fees from June of 2011 through March 21, 2012 be converted into shares of Company common stock.  Such fees were converted at a rate of $3.00 per share into 80,645 shares of the Company’s restricted common stock.

Termination of a Material Definitive Agreement

On June 29, 2012, Communications Infrastructure Group, LLC (referred to herein as the “Purchaser”), a subsidiary of the Company, determined not to proceed with the Asset Purchase Agreement by and between the Purchaser and Towers of Texas, Ltd. (referred to herein as the “Seller”), dated as of March 15, 2012, pursuant to which the Seller had agreed to sell to the Purchaser certain communications towers and related assets and rights. This Asset Purchase Agreement had been amended by the parties on May 4, 2012 (such agreement, as amended, is referred to herein as the “Asset Purchase Agreement”).  Pursuant to the Asset Purchase Agreement, the Purchaser was to have acquired certain communications towers, and certain ground leases upon which the aforementioned towers are situated.  As a result of the determination not to proceed with the Asset Purchase Agreement, the Purchaser has relinquished its non-refundable deposit of $100,000 which it had paid to the Seller.  The Company has determined not to proceed with the acquisitions because the Company was not able to obtain financing for the acquisitions on reasonable terms and conditions.  The Company is seeking

alternative financing solutions and intends to pursue other tower acquisition opportunities.   The Company anticipates re-initiating the Towers of Texas, Ltd. transaction as soon as reasonably feasible.

Corporate Restructuring

On June 30, 2012, the Company restructured the ownership of certain of its subsidiaries and communication towers (the “Restructuring”) intended to align the Company’s organization with its strategic plans, including anticipated near-term financing.

Prior to the Restructuring, title to a number of the wireless communications towers was held by Communications Infrastructure Group, LLC (“CIG LLC”), a subsidiary of the Company.  However, profit participation rights in the towers (the “Profit Participation”) was separately reserved to third party investment funds domiciled in the Republic of Germany: InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG,  and BAC Infratrust Premium Neun & Co. KG (collectively, the “Funds”).  The respective Profit Participation rights were previously set forth in three separate Atypical Silent Partnership Agreements with CIG LLC (the “ASPs”).

The Restructuring was required and requested by the manager of the Funds in order to provide a more conventional legal structure for the ownership of the towers by the Company, while maintaining substantially the same economic rights for the Funds as derived from the towers.  Pursuant to the Restructuring, the Funds will now derive their economic rights in the towers through preferred Class A Membership Interests of CIG LLC, as further described below.

In 2011, the Funds were dual chartered as limited partnerships in the State of Georgia (collectively, the “Georgia LPs”).  The Georgia LPs are controlled and owned by the Funds, as follows: Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP corresponding to InfraTrust ZweiGmbH & Co. KG, Infratrust FünfGmbH & Co. KG and BAC Infratrust Premium Neun & Co. KG, respectively.

The CIG LLC Amended and Restated Operating Agreement, dated June 30, 2012, (the “A&R Operating Agreement”)  provides for three preferred Class A Membership Interests:  Class A-IT2, Class A-IT5 and Class A‑IT9 (collectively, the “Class A Interests”), issued to Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, respectively.

At the closing of the Restructuring, the ASPs were assigned and transferred from the Funds to the corresponding Georgia LPs in connection with the exchange for the Class A Membership Interests.  CIG LLC issued each Georgia LP preferred Class A Membership Interests to replicate the Profit Participation rights previously held through the respective ASPs prior to the Restructuring.  The ASPs terminated upon effectiveness of the exchange for Class A Interests.

The CIG LLC A&R Operating Agreement also provides for a class of management membership interests (the “Management Interests”), which were issued to CIG Towers, LLC, a subsidiary of the Company.  CIG LLC will be managed by another subsidiary, CIG Solutions, LLC (“CIG Solutions”), as manager.  Management of CIG LLC remains subject to unanimous consent of the Class A Interests for certain Company actions.  As manager, CIG Solutions will receive a management fee of 1% of the capital contributions made by the holders of the Class A-IT2 Interests and Class A-IT9 Interests plus any related third party loans and a broker fee of 5% of the gross value of new towers attributable to the Class A-IT5 Interests plus any related third party loans.  The capital contributions are defined by the value of the tower assets previously underlying the respective ASPs exchanged for the Class A Interests.

Distributions will be made to Compartment IT2, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

     1.      20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests; then

     2.      80% to the holders of the Class A-IT2 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

     1.      20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests; then

    2.        80% to the holders of the Class A-IT5 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

      1.    10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests; then

      2.     80% to the holders of the Class A-IT9 Interests and 20% to the holders of the Management Interests.

Distributions will be made to the holder of the Management Interests as per above and also from all other funds available for distribution which are: (i) not related to the respective communication towers attributable to the Class A Interests; and (ii) not related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of the towers attributable to Class A Interests.  Funds available for distribution are determined by reference to revenues less expenses, subject to customary accounting adjustments and reserves.

In the event of a liquidation of CIG LLC, the holders of each of the Class A Interests will receive the net proceeds from the liquidation of the corresponding communication towers and related assets contributed by the respective Georgia LPs to CIG LLC.

At the discretion of the Funds’ manager, the Class A Interests are convertible into shares of Company common stock, par value $.0001 per share (the “Common Stock”), at any time prior to the first anniversary of the date the Common Stock becomes eligible for electronic book-entry delivery and settlement depository services by the Depository Trust Company (“DTC Eligibility”).  The Class A Interests will convert into such number of shares of Common Stock equal to the Class A Member’s capital account divided by a conversion price per share calculated by reference to the dollar value which is equal to 25% less than the prior twenty trading days’ volume weighted average price of the Common Stock.  After the first anniversary date of DTC Eligibility, the Class A Interests remain convertible into Common Stock without discount upon termination or liquidation of the respective Georgia LP.  The conversion rights of the holders of the Class A Interests may only be exercised in full.  The conversion price is subject to customary anti-dilution protections.

The shares of Common Stock issued by the Company upon conversion of the Class A Interests will be subject to a market stand-down provision, in which the converted shares may not be sold or traded during the 12 months following issuance.  On December 31, 2014 for the Class A-IT2 Interests and Class A-IT5 Interests and on March 31, 2015 for the Class A-IT9 Interests and upon termination (liquidation) of the Class A interest by the Funds, the conversion of the relevant Class A Interests into Common Stock will be effectuated at a conversion price equal to the prior twenty trading days’ volume weighted average price of the Common Stock.  The Class A Interests may not convert into the number of shares of Common Stock that exceed the number of authorized shares of Common Stock, less the number of issued and outstanding shares of Common Stock, less the number of shares of Common Stock issuable under all other outstanding convertible instruments of the Company, and also less any other obligations of the Company to issue shares of Common Stock.

Paul McGinn Employment Agreement

On July 25, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Paul McGinn, the Company’s President, Chief Executive Officer and a Member of the Company’s Board of Directors.

On January 27, 2012, the Company entered into a binding term sheet (the “Term Sheet”) with Mr. McGinn covering the terms and conditions of his services as an officer of the Company, including compensation arrangements, as reported on the Current Report on Form 8-K, filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on February 3, 2012, incorporated herein by reference thereto.  The Term Sheet contemplated that the Company and Mr. McGinn would formalize their understandings in a customary long-form employment agreement.

Pursuant to the Employment Agreement, Mr. McGinn will be compensated in an amount of up to $450,000 per year for his services as an officer, consisting of fixed component of $300,000 per year, and a variable component of $150,000 per year (the “Variable Component”).  Mr. McGinn may receive between 0% and 100% of the Variable Component, based on the evaluation of the Board.  The goals in regard to the Variable Component will be geared to the rendering of services, measurable, and beneficial to the overall strategy of the Company.  All Variable Component goals will be set at the beginning of each year between Mr. McGinn and the Board.  Performance with respect to the Variable Component shall be measured at the end of the year.  The Variable Component with respect to the initial year of Mr. McGinn’s services will be set between Mr. McGinn and the Board as soon as reasonably possible after the date of signing the Employment Agreement.

Mr. McGinn has also received options to purchase 1,956,895 shares of the Company’s common stock as follows (1) Non-qualified stock options equal to 5% of outstanding shares of the Company’s common stock as of January 27, 2012, having an exercise price of $3.00 per share, vesting 33.33% at the signing of the Term Sheet and 33.33% on each anniversary thereafter until vested in full, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company; and (2) Qualified stock options equal to 4.9% of outstanding shares of the Company’s common stock as of January 27, 2012, with an exercise price of fair market value determined by the volume weighted average per share with respect to the 20 trading days prior to the date of the Term Sheet, vesting 25% at the signing of the Term Sheet, and 25% on each anniversary thereafter, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company.  Such qualified options may be reduced based on the number of stock options granted to other management of the Company.  Should the Company reach certain goals for share price and market capitalization, Mr. McGinn shall receive additional non-qualified options representing 2.5% of the issued and outstanding common stock, with an exercise price per share of $4.00 per share, vesting 33.33% at the date of grant, and 33.33% on each anniversary thereafter, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company.  Mr. McGinn has agreed that any sales of shares will be governed by a number of restrictions, including both timing and volume.  Mr. McGinn shall also receive a life insurance policy and other benefits as an employee of the Company.

The Employment Agreement has a term of three years, and shall renew for one year periods unless either party provides notice of non-renewal.  In the event that Mr. McGinn is terminated without cause, he shall be paid for nine months at a rate of $450,000 per annum.  The terms of compensation applicable to Mr. McGinn’s services shall be retroactively effective to January 23, 2012.

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

The CI Group currently owns 46 wireless communications towers that are online and in commercial service with one or more antenna tenants.  The CI Group also owns two additional wireless communications towers that are currently in various phases of construction and which are expected to be completed with on-line antenna tenants prior to the end of the third calendar quarter 2012.

The legal and economic interests in six of the 46 wireless communications towers that are online and in commercial service are legally and beneficially owned solely by the CI Group.  The legal and economic interests in the two wireless towers under construction are also legally and beneficially owned solely by the CI Group.

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

In addition to the aggregate of 48 wireless communications towers legally owned by CI Group, the CI Group also manages 32 additional towers for third parties.

In total, the CI Group currently manages 80 wireless communications towers.

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

Results of Operations

Sales, Income and Expenses for the CI Group

For the Three Month Period Ended June 30, 2012 and June 30, 2011

During the three months ended June 30, 2012, the CI Group had total revenues of $585,380, including rent of $535,969, services of $150, and management fees from related parties of $49,261.  Total revenues increased from the three month period ended June 30, 2011.  During the three month period ended June 30, 2011, the CI Group had total revenues of $578,872, including rent of $283,348, origination fees from related parties of $193,100, services of $79,575, and management fees from related parties of $22,849.

During the three month period ended June 30, 2012, the CI Group had total operating expenses of $2,591,571, which was an increase from total operating expenses of $1,297,512 for the three month period ended June 30, 2011.  Operating expenses for the three month period ended June 30, 2012 included general and administrative expenses of $1,776,179, shared services with related parties of $85,426, site rental of $283,742, depreciation and accretion of $247,167 and other costs of $199,057.  Operating expenses for the three month period ended June 30, 2011 included general and administrative expenses of $796,817, shared services with related parties of $450,000, site rental of $166,777, depreciation and accretion of $216,333, other costs of $124,857 and gains on the sale of assets to related party investors of $457,272.

During the three month period ended June 30, 2012, the CI Group had a total loss from operations of $2,006,191, which represented an increase in losses from the three months ended June 30, 2011, during which time CI Group had a total loss from operations of $718,640.

During the three month period ended June 30, 2012, the CI Group had total other income of $308,287, which included losses allocated to related party investors of $547,109, interest expenses to related parties of $265,817 and a gain on foreign currency exchange of $26,995.  Total other income decreased from the three month period ended June 30, 2011, during which the CI Group had total other income of $1,055,056, which included losses allocated to related party investors of $988,537 and interest income from related parties of $66,519.

The CI Group’s net loss for the three month period ended June 30, 2012 was $1,697,904, which compares to the net income of $336,416 for the three month period ended June 30, 2011.

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

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the three month periods ended June 30, 2012 and June 30, 2011 were $547,109 and $988,537, respectively.

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

For the Nine Month Period Ended June 30, 2012 and June 30, 2011

The results of operations referred to below for the nine months ended June 30, 2012 represents the combined results of operations for the predecessor entity for the period from October 1, 2011 through November 30, 2011 and the successor entity for the period from December 1, 2011 through June 30, 2012.

During the nine month ended June 30, 2012, the CI Group had total revenues of $1,410,604, including rent of $1,281,929, origination fees from related parties of $19,800, services of $9,092, and management fees from related parties of $99,783.  Total revenues decreased from the nine month period ended June 30, 2011.  During the nine month period ended June 30, 2011, the CI Group had total revenues of $1,493,759, including rent of $1,061,710, origination fees from related parties of $247,904, services of $112,133, and management fees from related parties of $72,012.

During the nine month period ended June 30, 2012, the CI Group had total operating expenses of $7,139,577, which was an increase from total operating expenses of $4,228,930 for the nine months period ended June 30, 2011.  Operating expenses for the nine month period ended June 30, 2012 included general and administrative expenses of $5,026,495, shared services with related parties of $475,127, site rental of $577,392, depreciation and accretion of $713,925, other costs of $438,509 and gains on the sale of assets to related party investors of $91,781.  Operating expenses for the nine month period ended

June 30, 2011 included general and administrative expenses of $1,305,087, shared services with related parties of $1,109,676, site rental of $592,767, depreciation and accretion of $640,751, search rings of $452,018, other costs of $635,708 and gains on the sale of assets to related party investors of $507,077.

During the nine month period ended June 30, 2012, the CI Group had a total loss from operations of $5,728,973, which represented an increase in losses from the nine months ended June 30, 2011, during which time CI Group had a total loss from operations of $2,753,171.

During the nine month period ended June 30, 2012, the CI Group had total other income of $3,151,528, which included losses allocated to related party investors of $2,503,790, interest expenses to related parties of $357,740, a gain on foreign currency exchange of $33,920 and a bargain purchase gain of $971,558.  Total other income increased from the nine month period ended June 30, 2011, during which the CI Group had total other income of $2,968,776, which included losses allocated to related party investors of $2,840,399, a gain on foreign currency exchange of $1 and interest income from related parties of $128,376.

The CI Group’s net loss for the nine month period ended June 30, 2012 was $2,577,445, which compares to the net income of $233,605 for the nine month period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the CI Group’s total assets were $20,066,507, including property and equipment, net of accumulated depreciation in the amount of $17,597,820, construction in progress in the amount of $217,535, deferred rent assets in the amount of $212,297 and long-term prepaid rent in the amount of $171,384.  The CI Group’s total assets increased from September 30, 2011, at which time the CI Group’s total assets were $17,367,665, including property and equipment, net of accumulated depreciation in the amount of $15,166,970, construction in progress in the amount of $563,913, deferred rent assets in the amount of $147,157 and long-term prepaid rent in the amount of $174,759.

As of June 30, 2012, the CI Group’s total current assets were $1,867,471, consisting of cash in the amount of $1,049,586, accounts receivable in the amount of $65,776, accounts receivable from related parties in the amount of $552,118, and prepaid expenses and other current assets in the amount of $199,991.  CI Group’s total current assets increased from September 30, 2011, at which time the CI Group’s total current assets were $1,314,866, consisting of cash in the amount of $214,675, accounts receivable in the amount of $197,634, accounts receivable from related parties in the amount of $858,957, and prepaid expenses and other current assets in the amount of $43,600.

As of June 30, 2012, the CI Group’s total liabilities were $6,510,085, including long-term debt to related parties of $900,150, long-term subordinated obligations to related parties of $732,385, deferred rent liabilities of $403,193, and asset retirement obligations of $547,639.  As of September 30, 2011, the CI Group’s total liabilities were $16,188,907, including long-term subordinated obligations to related parties of $13,184,767, deferred rent liabilities of $270,976, and asset retirement obligations of $480,740.

As of June 30, 2012, the CI Group’s total current liabilities were $3,926,718, consisting of accounts payable and accrued expenses in the amount of $1,851,243, accounts payable to related parties in the amount of $663,483, notes payable of $35,000, notes payable to related parties of $411,061, convertible notes payable to related parties of $800,000 and deferred revenue in the amount of $165,931.  Total current liabilities represented an increase from September 30, 2011, at which time the CI Group’s total current liabilities were $2,252,424, consisting of accounts payable and accrued expenses in the amount of $1,636,583, accounts payable to related parties in the amount of $453,920 and deferred revenue in the amount of $161,921.

Series B 6% 2012 Convertible Redeemable Preferred Stock

Subsequent to the period covered by this Report, on July 25, 2012, the Board of Directors approved a new class of preferred Stock to be designated from authorized Company Preferred Stock with the following attributes (the “Preferred Stock”):  The Preferred Stock shall be convertible to Common Stock at a conversion price of $3.00 per share (the “Conversion Price”).  The Preferred Stock shall have a dividend payable at the rate of six percent (6%) per annum, payablebiannually within twenty (20) Business Days after each of December 31 and June 30 of each year, and for such shorter period at the earlier of Conversion or Redemption, in preference to any declaration or payment of dividends on Common Stock.  The dividend shall be payable by the Company in cash.  For any other dividends or similar distributions, the holders of Preferred Stock shall participate with Common Stock on an as-converted to Common Stock basis.  The Preferred Stock may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance (the “Threshold Period”) if the Preferred Stock has not been converted to Common Stock as of such date.  The Preferred Stock shall not be mandatorily redeemable and will not be redeemable by the holder.  The Preferred Stock automatically converts into Common Stock at the then-applicable Conversion Price upon the closing of an underwritten public offering of shares of Company Common Stock for a total gross offering value of not less than $40 million.  No further shares of Preferred Stock will be issued after the date of disclosure regarding such underwritten offering.  Up to 1,700,000 shares of the Preferred Stock are authorized for issuance by the Company.  As of the date of filing of this Report, no shares of Preferred Stock have been issued.

In the event of any liquidation or winding up of the Company, along with any other rights, the Preferred Stock will be entitled to receive in preference to the holders of Common Stock and the preferred stock ranked junior to the Preferred Stock, an amount per share equal to the face value of the Preferred Stock plus any and all accrued dividends.  If the available assets to be distributed in any such event are insufficient to permit payment to the holders of Preferred Stock of their Preferred Stock preferential amount, such assets shall be distributed ratably among the holders of Preferred Stock in proportion to the amount of Preferred Stock held by each such holder.  After the payment of the Preferred Stock preferential amount to the holders of the Preferred Stock, the remaining assets or property distributable upon such liquidation shall be divided among the holders of Preferred Stock, and Common Stock on an as-converted pro rata basis.  All liquidation preferences are subject to subordination to all other creditors of the Company.

Proceeds from the Preferred Stock will be used by the Company for working capital and general corporate purposes, with possible deployment for acquisition of additional towers or construction of new towers.

 All Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Preferred Stock as to which the Preferred Stock will vote as a separate class.  The Preferred Stock will be subordinate to any indebtedness of the Company, including any senior credit facility.  For purposes of obtaining further financing for the operations, growth and development of the Company, the Company shall be permitted to: (i) encumber its assets for the purpose of obtaining financing from a bank or other asset-based lender; (ii) to issue one or more additional series of Preferred Stock; and (iii) cause the Company to offer and issue additional shares of Common Stock, warrants, options or other securities at any time; and (iv) in each case of the foregoing, grant such rights, preferences, terms and conditions within the respective agreements representing all such matters responsive to facts and circumstances pertaining to the Company, as reasonably determined by the Board of Directors.

Employees and Directors

As of August 14, 2012, the Company had 12 persons serving as officers and in employee capacities for the Company.  The Company has 5 persons serving as directors of the Company, including Mr. Paul McGinn who serves as both an officer and director of the Company.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 1A.             RISK FACTORS.

Not Applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sale of Shares

On May 2, 2012, the Company issued 232,450 shares of the Company’s Common Stock to a total of thirty-four subscribers in exchange for total consideration of $404,900.  All of the aforementioned stock issuance transactions were subscribed by non-U.S. persons and were undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.

Conversion of Liabilities to Shares of Common Stock

On June 27, 2012, the Company converted an aggregate of $2,222,613 in liabilities to Company common stock at the request of two creditors of the Company, as described in Item 2 of Part I, set forth above, which is incorporated herein by reference thereto.  Each of the aforementioned creditors were non-U.S. persons and these conversions were undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

Exhibit 10.24	Convertible Secured Note in the amount of $300,000, dated as of June 21, 2012, issued by the Company to ENEX Group Management SA.

Exhibit 10.25	Convertible Secured Note in the amount of $500,000, dated as of June 29, 2012, issued by the Company to ENEX Group Management SA.

Exhibit 10.26	Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated as of June 30, 2012.

Exhibit 10.27	Exchange Agreement, by and among Communication Infrastructure Group, LLC, Infratrust Zwei GMBH & Co. KG and Compartment IT2, LP, dated as of June 30, 2012.

Exhibit 10.28	Exchange Agreement, by and among Communication Infrastructure Group, LLC, Infratrust Funf GMBH & Co. KG and Compartment IT5, LP, dated as of June 30, 2012.

Exhibit 10.29	Exchange Agreement, by and among Communication Infrastructure Group, LLC, BAC Infratrust Premium Neun GMBH & Co. KG and Compartment IT9, LP, dated as of June 30, 2012.

Exhibit 10.30	Employment Agreement, by and between the Company and Paul McGinn, dated as of July 25, 2012.

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
Exhibit 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.
Exhibit 101	Interactive Data Files

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

Dated: August 14, 2012