Form 10-Q/A
period 2012-06-30
CIG WIRELESS CORP.
filed 2012-09-14
CIK 1432754

U NITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number   000-53677

________________________________________

CIG WIRELESS CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0672900
(State of Incorporation)	(I.R.S. Employer
Identification Number)

Five Concourse Parkway, Suite 3100 Atlanta, Georgia 30328
(Address of principal executive offices, including zip code)
678-332-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 EXPLANATORY NOTE

CIG Wireless Corp. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the quarter ended June 30, 2012 to include certain Interactive Data Files as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q. When we initially filed our Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules. We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, included in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE, in Part II, Item 6 of this Form 10-Q.

No other information included in the Company’s Form 10-Q for the quarter ended June 30, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events that have occurred after August 14, 2012, the date we initially filed our Form 10-Q for the quarter ended June 30, 2012, nor does it modify or update those disclosures in the Form 10-Q that may have been affected by subsequent events.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished on Exhibit 101 hereto will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

Item 6.   Exhibits

Exhibit No.		Document Description

Exhibit 10.24*		Convertible Secured Note in the amount of $300,000, dated as of June 21, 2012, issued by the Company to ENEX Group Management SA.

Exhibit 10.25*		Convertible Secured Note in the amount of $500,000, dated as of June 29, 2012, issued by the Company to ENEX Group Management SA.

Exhibit 10.26*		Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated as of June 30, 2012.

Exhibit 10.27*		Exchange Agreement, by and among Communication Infrastructure Group, LLC, Infratrust Zwei GMBH & Co. KG and Compartment IT2, LP, dated as of June 30, 2012.

Exhibit 10.28*		Exchange Agreement, by and among Communication Infrastructure Group, LLC, Infratrust Funf GMBH & Co. KG and Compartment IT5, LP, dated as of June 30, 2012.

Exhibit 10.29*		Exchange Agreement, by and among Communication Infrastructure Group, LLC, BAC Infratrust Premium Neun GMBH & Co. KG and Compartment IT9, LP, dated as of June 30, 2012.

Exhibit 10.30*		Employment Agreement, by and between the Company and Paul McGinn, dated as of July 25, 2012.

Exhibit 31.1*		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.

Exhibit 32.2 *		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.

101.INS **		XBRL Instance Document

101.SCH**		XBRL Taxonomy Schema

101.CAL**		XBRL Taxonomy Calculation Linkbase

101.DEF**		XBRL Taxonomy Definition Linkbase

101.LAB**		XBRL Taxonomy Label Linkbase

101.PRE**		XBRL Taxonomy Presentation Linkbase

	*	Previously included as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Securities Exchange Commission on August 14, 2012.

**

These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIG WIRELESS CORP

By:	/s/ PAUL MCGINN
Paul McGinn
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ROMAIN GAY-CROSIER
Romain Gay-Crosier
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: September 13, 2012