Form 10-K
period 2012-09-30
CIG WIRELESS CORP.
filed 2012-12-31
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-53677

CIG WIRELESS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	68-0672900
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Five Concourse Parkway, Suite 3100 Atlanta, Georgia 30328
(Address of principal executive offices, including zip code)

(678) 332-5000
(Registrant’s telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.00001 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At December 31, 2012, 20,739,931 shares of the Registrant’s common stock, $0.00001 par value per share, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $30,999,788 as of March 31, 2012, based on the closing price of the Company’s common stock as reported on the Over the Counter Bulletin Board on that date.

Documents incorporated by reference:

None.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that are based on management's expectations as of the filing date of this Report with the Securities and Exchange Commission ("SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and new tenant additions; and (ii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iii) anticipated growth in market share, future revenues, and operating cash flows; and (iv) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

PART I

ITEM 1. BUSINESS

Except as otherwise stated or required by the context, references in this document to “CIG Wireless”, “CIGW”, the “Company”, we”, and “our”, refer to CIG Wireless Corp. and its subsidiaries.

History

We develop, operate and own wireless and broadcast communication towers in the United States. Our business consists of leasing antenna space on multi-tenant communication sites to wireless service providers. We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia.

On September 23, 2011, Our Board of Directors declared a stock dividend applicable to all of our stockholders as of the close of business on the record date of October 3, 2011. Such stock dividend was paid on October 4, 2011. Each stockholder of our company as of the record date received four (4) additional shares of our common stock $0.00001 par value per share (the “Common Stock”) for each one (1) share of Common Stock held as of the close of business on the record date. Holders of fractions of shares of our Common Stock received a proportional fractional number of shares.

On October 7, 2011, we acquired all membership interests in CIG Services, LLC (“CIG Services”), a Delaware limited liability company, from Communications Infrastructure Group LLC, (“CIG, LLC”) a Delaware limited liability company. The membership interests of CIG Services were acquired by us for a nominal amount. CIG Services was formed by the CIG, LLC to provide comprehensive management and support services for the operation, administration and management of wireless towers.

On October 7, 2011, we, through our subsidiary, CIG Services, have entered into seven Tower Management Agreements (each, a “Tower Management Agreement”) with various related parties whereby we are to maintain, market, operate, manage and administer certain tower, rooftop or other telecommunication sites owned or managed by the related parties (the “Tower Sites”). We have acted as the exclusive agent of the various related parties and managed the Tower Sites in accordance with all outstanding Tower Site leases, easements, other applicable agreements, and applicable law and industry standards. We received a monthly fee from the related parties for the performance of the Tower Site management services. Each Tower Management Agreement is governed under the laws of the State of Georgia. On June 30, 2012, four of these Tower Management Agreements terminated in connection with the June 30, 2012 restructuring pursuant to which the various related parties received class A membership interests in CIG, LLC. We continue to receive the monthly fees related to the remaining three agreements that are still in effect as of September 30, 2012.

On November 29, 2011, we changed our name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect our new business operation. Our Common Stock is now traded on the Over the Counter Bulletin Board under the symbol “CIGW.OB.”

Our subsidiary and predecessor, CIG, LLC previously entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to CIG, LLC for acquisition of tower assets which were segregated on the books by investment group. Profits from these towers were allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return were obtained by the related party investors, subsequent profits were allocated based upon ownership. Operating expenses and losses from these towers were 100% allocated to the investors until there is a net profit. Five of these related party investors restructured their agreements on June 30, 2012 whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in our subsidiary CIG, LLC (the “Restructuring”) intended to align our organization with our strategic plans, including anticipated near-term financing. The Restructuring is described in further detail under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Financial Statements contained in this Report under Item 8.

On December 5, 2011, we completed the acquisition of CIG, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG for 750,000 shares of Common Stock. Both parties agreed, for the convenience of month end closing procedures, to account for the acquisition as if it occurred on November 30, 2011. The results of operations and cash flows obtained through the use of November 30, 2011, rather than December 5, 2011, are not considered to be materially different. The consolidated financial statements included in this Report herein are presented under predecessor entity reporting and because the acquiring entity had no operations, prior historical information of the acquirer is not presented.

On December 28, 2011, we changed our fiscal year end from February 28th to September 30th.

On July 25, 2012, the Board of Directors approved the issuance of Series B 6% 2012 convertible redeemable preferred stock (the “Series B Preferred Stock”) from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by our company at a purchase price of $3.00 per share.

Our Company

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries of CIG Wireless. Our wholly-owned subsidiaries are “CIG, LLC”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, and “CIG Comp Tower, LLC”.

Description of our Business

We rent antenna and other equipment space on our towers on the basis of long-term contracts with wireless carriers, governmental and public entities and utilities.  The towers are either acquired on the open market or through the successful awarding to the Company of carrier tower projects. We generally receive monthly or annual rental payments from tenants, payable under long-term contracts which often contain fixed escalation rates. Similarly, our ground lease agreements are payable by us under long-term contracts and have generally fixed escalation rates.

We have been actively operating in the tower business industry through our predecessor company since 2009 pursuant to the acquisition of CIG Services, LLC and CIG, LLC in October and December 2011, respectively. Our primary goal is to grow our business through the leasing of antenna space on our existing towers in addition to acquiring and constructing new towers. Site leasing revenues are primarily generated from wireless service providers through our long- term leasing contracts. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates which range between 3-4% per year, including the renewal periods. We construct towers under build-to-suit arrangements which allow us to build towers over a location chosen by the wireless provider. We retain ownership of the towers built and the right to co-locate additional tenants.

As of September 30, 2012, we owned 66 towers and we had a presence in 15 states. We currently own 67 wireless communications towers that are online and in commercial service.

The tower business is not seasonal. However, the availability of towers for acquisition on the market varies from time-to-time.

Our company, like all of our competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside our control, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

We deploy our working capital for the acquisition of third party towers on the open market or for the construction costs of Carrier Build-to-Suit tenders (“BTS”). We rely, to a large extent, on the wireless carriers build and search ring development plans. Possible consolidation in the industry plays a significant role in carrier builds and lease ups. Government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities provide potential supplementary tower facilities’ leasing income. Steel is the major raw material used in the construction of the towers. We use leading contractors to carry out the actual building of the towers.

Customers

Our customers are the tenants on our towers and include large national wireless carriers that operate national or regional networks including AT&T, Sprint, Verizon Wireless and T-Mobile.

Sales and Marketing

Our sales and marketing goals are to use existing relationships and develop new relationships with wireless service providers to lease antenna space.

Competition

The primary competitors in the site leasing industry are: the independent tower owners who also provide site leasing services; the national tower development and management companies; and the wireless service providers who own and operate their own towers and lease antenna space to other providers. We believe that tower location, quality of service to tenants and prices have been and will continue to be the most significant competitive factors affecting the site leasing business. We have been providing site leasing services and development of towers since December 2011 through our subsidiary, CIG, LLC acquired by us in December 2011 which was operating in the tower business industry since 2009, so our market share is still minimal. However, we intend to increase our market share through investing in the acquisition and construction of communication towers in addition to providing excellent service to our customers.

We compete with independent tower owners who also provide site rental and network services, wireless carriers that build, own and operate their own tower networks and lease space to other wireless communication companies, and owners of alternative facilities, including rooftops, water towers, broadcast towers, DAS networks, and utility poles.

Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than our company. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers' internal staffs. We believe that customers will base their decisions on the outsourcing of network services on criteria such as experience, track record, local reputation, price and time for completion of a project.

Employees

As of September 30, 2012, we have twelve employees, ten of which are located at our headquarters in Atlanta, Georgia.

Recent developments

On September 7, 2012, we completed the acquisition of nineteen communication towers and related assets and rights from Towers of Texas, Ltd., a privately held company, for a purchase price of $3.6 million in cash. The acquisition expands our portfolio of assets and our presence in the Texas region.

On September 7, 2012, we, through our subsidiary CIG Comp Tower, LLC, closed a new multi-draw term loan credit facility (“Credit Facility”) with Macquarie Bank Limited (“Macquarie”). The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC. Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility. As of September 30, 2012, we had a Credit Facility commitment of $15 million on which we have withdrawn $10 million as of September 30, 2012. The Credit Facility may be expanded up to $150 million.

Intellectual Property

We do not own any patents at the present time.  We have a pending trademark application for the “CIG” logo.

Regulatory and environmental matters

Federal Regulations

We are required to comply with many federal, state and local regulations and laws, including the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”). These regulations govern the construction, lighting and other phases of the development of towers and structures used for wireless communications, radio and television broadcasting. Depending on the characteristics of the towers or structures, a pre-approval, the issuance of determinations confirming no hazard to air traffic, and registration of the towers may be required before the towers are constructed, modified or used. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. We are also subject to zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations may require pre-approval before the construction or the addition of a new antenna to an existing tower. These requirements may increase the costs associated with new tower constructions or modifications of existing towers.

In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties. Furthermore, prior to constructing a new tower or in some instances, the modification of existing towers, we may be required to seek environmental review in accordance with the National Environmental Policy Act of 1969, as amended ("NEPA”). The FCC has promulgated regulations implementing NEPA which require entities to determine the potential environmental impact of the proposed tower construction before proceeding with the construction.

Local Regulations

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

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in November 2009 establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. If a jurisdiction fails to act within these timeframes, the applicant may file a claim for relief in court. Notwithstanding this declaratory ruling, decisions of local zoning authorities may also adversely affect the timing and cost of tower construction and modification.

We are also subject to federal, state and local laws related to management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances and wastes. We have compliance programs and monitoring projects to help assure we are in compliance with applicable environmental laws.

Available Information

CIG Wireless’ website address is www.cigwireless.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered a part of this Report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in addition to other SEC reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Where You Can Find More Information

We file annual, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

 You may also request a copy of our filings at no cost, by writing or telephoning our company at:

CIG Wireless Corp.

Five Concourse Parkway, Suite 3100

Atlanta, GA 30328

Telephone No.: 678-332-5000

Attention:  Paul McGinn, Chief Executive Officer

ITEM 1A. RISK FACTORS

There are many risks associated with investing in our common stock. Investors should carefully consider the risks described below and other information contained in this Annual Report, including our financial statements and accompanying notes before purchasing shares of our common stock.

Risks Related to Our Business

We may not be able to execute on our business plan and opportunities.

In order to execute on our business plan and strategy, we need to continue to build our portfolio of assets and customer base. Our ability to successfully do that could be affected by one or more of the following factors:

➢	our ability to manage our tenants efficiently and in a manner that satisfies the market expectations;

➢	our ability to successfully build our towers according to the required specifications of our tenants;

➢	our ability to remain in compliance with federal and local laws and regulations;

➢	our ability to raise additional capital to support our assets growth; and

➢	our ability to effectively manage the growth and expansion of our business operations and without incurring excessive costs or damage to our customer relationships.

Our failure to effectively manage any of these factors could have an adverse impact on our business operations, consolidated financial position, statements of operations and cash flows.

If our business strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We believe that our business strategy would be successful and would lead us to grow our company and be profitable. However, there is no guarantee that our business strategy will be successful and profitable to our company. If our strategy is unsuccessful, our stockholders could lose their investment.

We will need to raise additional capital in order to support our growth and expansion of our operations, which may not be available to us or might not be available on favorable terms.

We will need additional funds to implement our business plan to expand our operations as our business model requires significant capital expenditures. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and effectively manage our business and customer base. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of our equity securities in private or public transactions or through short-term or long-term borrowings. If we are successful in raising equity capital, the ultimate use of the proceeds may vary substantially from our current plans. We expect that our management will have considerable discretion over the use of equity proceeds. In addition, raising additional capital may have an adverse impact on our current stockholders. If we are unable to raise the needed funds, we may not be able to grow our business and that may lead to discontinue our operations.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

We intend to borrow substantial amounts to expand our operations. A significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.

Our strategy for growth may include joint ventures, strategic alliances and mergers and acquisitions, which could be difficult to manage.

The successful execution of our growth strategy may depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. We may be exposed to risks that we may incorrectly assess new businesses and technologies. We could face difficulties and unexpected costs during and after the establishment of corporate relationships.

Acquisitions may be foreign acquisitions which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

We are pursuing acquisitions that we believe complement our existing operations but which involve risks that could adversely affect our business.

As we continue to acquire communications sites in our existing markets and expand into new markets, we shall be subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on integrating operations, communications tower portfolios and personnel in a timely and efficient manner. In addition, the integration of businesses may significantly burden management and our internal resources.

Acquisitions involve risks that could adversely affect our business including the diversion of management time from operations and difficulties integrating the operations of acquired businesses. In addition, any future acquisition could result in significant costs, the incurrence of additional debt or the issuance of equity securities to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations. Integration may be difficult and unpredictable for many reasons, including, among other things, differing systems and processes, potential cultural differences, and conflicting policies, procedures and operations. In connection with any future acquisition, we will generally seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, their amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

We will continue to consider strategic acquisitions, some of which may be larger than those previously completed and which could be material acquisitions. Integrating acquisitions is often costly and may require significant attention from management. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We generate revenues from a small number of customers and the loss of any of our customers could have an adverse effect on our business.

A substantial portion of our operating revenues is derived from a small number of customers. If any of these customers is unwilling or unable to perform its obligations under our current sublease agreements, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we may occasionally experience disputes with our customers, including disputes regarding the interpretation of terms of the sublease agreements. Such disputes could possibly lead to a termination of the agreements with our customers or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, which could have a material adverse effect on business, results of operations and financial condition. We have certain customers that make up more than 10% of total revenues. During the year ended September 30, 2012, we had two customers each making up more than 10% of total revenue. The customers individually made up 35% and 14% of total revenues. During the year ended September 30, 2011, we had two customers each making up more than 10% of total revenue. The customers individually made up 34% and 13% of total revenues.

Our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

We currently have a credit facility which requires us to maintain compliance with debt covenants which includes debt service coverage ratio and other affirmative and negative covenants. As a result of that:

➢	we may be more vulnerable to general adverse economic and industry conditions;
➢	we may find it more difficult to obtain additional financing to fund other general corporate requirements;
➢	we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry;
➢	we may have a competitive disadvantage relative to other companies in our industry with less debt;
➢	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations; and
➢	we may be limited in our ability to take advantage of strategic business opportunities, including wireless infrastructure development and mergers and acquisitions.

If we fail to comply with the debt covenants or make the principal or interest payments, we will be in default under those instruments, which would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the collateral agent could seek to foreclose the collateral securing the debt, in which case we could lose the wireless infrastructure and the revenues associated with the wireless infrastructure. In addition, we will incur an additional default interest of 2%.

If our tenants choose not to exercise their rights in renewing the sublease agreements at the end of any term, our cash flows derived from these towers would decrease which may adversely impact our financial position, results of operations and cash flows.

Our revenue is generated through sublease agreements we have entered into with our tenants. The initial term of these agreements generally range from 5 to 10 years and provide for renewal terms of five years each. If our tenants choose not to extend the terms of their agreements, our revenue will decrease which could adversely affect our financial position, results of operations and cash flows.

Our expansion initiatives may disrupt our operations or expose our company to additional risks if we are not able to successfully integrate operations, assets and personnel.

As we continue to acquire communication sites in our existing markets and expand into new markets, we shall be subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on integrating operations, communications tower portfolios and personnel in a timely and efficient manner. Integration may be difficult and unpredictable for many reasons, including, among other things, differing systems and processes, potential cultural differences, and conflicting policies, procedures and operations. In addition, the integration of businesses may significantly burden our management and internal resources.

Should we expand our operations outside of the United States, we will be exposed to additional risks.

We do not yet have any international operations or plans to operate outside of the United States.  We are exploring the possibility of such expansion.  Any international expansion initiatives we may undertake will subject our company to additional risks and uncertainty including unpredictable legal regulations and political and economic turmoil.

We could suffer adverse tax or other financial consequences if taxing authorities do not agree with our tax positions.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our company’s investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to our company. We are unable to guarantee the deductibility of any item that we acquire. We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

We will continue to incur operating losses for the foreseeable future.

Our current business model was launched in December 2011. We recorded a net loss of $4.0 million for the period from December 1, 2011 to September 30, 2012 (Successor) and have accumulated losses of $4.7 million as of September 30, 2012. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, construct new towers, and acquire existing towers. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, financial condition, results of operations and cash flows will be adversely affected.

If our tenants consolidate or merge with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among our tenants may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ networks may be redundant, and a reduction in future capital expenditures in the aggregate, because these tenants’ expansion plans may be similar. Previous combinations have led to situations where the combined companies either rationalized or have announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites.  In addition, certain combined companies have undergone or are currently undergoing changes to their networks, and these and other tenants could determine not to renew leases with us as a result. Our future results may be negatively impacted if a significant number of these leases are terminated, and our ongoing contractual revenues would be reduced. As a result, similar consequences might occur if wireless service providers engage in extensive sharing, roaming or resale arrangements as an alternative to leasing on our communications sites.

Due to the long-term expectations of revenue growth from tenant leases, changes in the creditworthiness and financial strength of our tenants may have an adverse impact on our business.

Due to the long-term nature of our tenant leases, our company, like others in the tower industry, depends on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our current or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on certain site-related assets. In addition, it could result in the loss of significant tenants and all or a portion of our anticipated lease revenues from certain tenants, all of which could have a material adverse effect on our business, results of operations and financial condition.

As a result of our acquisition of CIG, LLC, we will need the consent of certain third parties who own or control real property underlying the towers.

The Company must secure the consent of certain third parties who own or control real property underlying the towers. While we anticipate that we will be able to secure such consents, the failure to do so could impair our operations and could have a material adverse effect on our business and results of operations.

Loss of key personnel could impair our success.

We benefit from the leadership, experience and business relationships of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into an employment agreement with our Chief Executive Officer, he and other key personnel may not remain in our employment. The loss of key personnel or our inability to attract new personnel could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal control over financial reporting and disclosure controls and procedures no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems objective will be met.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human errors or mistakes. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of inherent limitations in a cost-effective control system, misstatement due to error could occur and not be detected.

As of end of the period covered under this Report, we made evaluations of our internal control over financial reporting and our disclosure controls and procedures which included a review of the objectives, design, implementation and effects of the controls and information generated for use in our periodic reports. We assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 and found that material weaknesses existed in our internal control over financial reporting. Our assessment identified the following material weaknesses in our internal control over financial reporting:

1.	Deficiencies in maintaining adequate IT controls related to securities around access to the accounting software used in most of the fiscal year ended September 30, 2012.

2.	Deficiencies in maintaining adequate entity-level controls around segregation of duties within the accounting and finance function due to the limited number of staff and resources.

3.	Deficiencies in maintaining effective entity-level controls related to financial reporting. Specifically, we have not developed and effectively communicated to our employees formalized accounting policies and procedures manual which resulted in inconsistent practices.

For details regarding the remediation plan of these material weaknesses, refer to Item 9A – “Controls and Procedures” of this Report.

Risks Related to our Industry

Decrease in demand for our communications sites would materially and adversely affect our operating results and we have no control over that demand.

Many of the factors affecting the demand for our communications sites could materially and adversely affect our operating results. Those factors include:

➢	a decrease in consumer demand for wireless services due to general economic conditions or other factors;
➢	the financial condition of wireless service providers;
➢	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;
➢	the growth rate of wireless communications or of a particular wireless segment;
➢	governmental licensing of spectrum;
➢	mergers or consolidations among wireless service providers;
➢	increased use of network sharing, roaming or resale arrangements by wireless service providers;

➢	delays or changes in the deployment of next generation wireless technologies;
➢	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof; and
➢	technological changes.

Any downturn in the economy or disruption in the financial and credit markets could impact consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider tenants could experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect leasing demand for our communications sites and our network development services business, which could have a material adverse effect on our business, results of operations and financial condition.

Increasing competition may adversely impact our ability to grow our business.

Our industry is highly competitive, and our tenants have numerous alternatives for leasing antenna space. We currently intend to grow our portfolio of assets, through construction of towers and the acquisition of new tower portfolios. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our credit facility requirements. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, many of the companies in our industry are significantly larger and have greater financial resources and experience than us. If we are not able to successfully address these challenges, we may not be able to grow our tower portfolio as expected which may adversely affect our financial position, results of operations and cash flows.

New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in our tenants’ business model could reduce the need for tower-based wireless services which would decrease demand for tower space, or reduce obtainable lease rates. Examples of such technologies include spectrally efficient air access technologies which potentially can relieve some network capacity problems and could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for additional antenna space. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations and financial condition.

New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that new wireless services and technologies, such as 4G, will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our towers as a result of such technologies may not be realized at the times or to the extent anticipated.

Ours network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business may be adversely impacted by various factors including competition, economic weakness and uncertainty, our market share, and changes in the type and volume of work performed.

A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business including demand for our communication towers and network services.

Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our towers. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies or plans to expand coverage or capacity may reduce demand for our towers. Furthermore, the wireless communication industry could experience a slow down or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurances that the weakness and uncertainty in the current economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our towers and network services. In addition, such a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business, results of operations and financial position.

Ours expansion plans may be impacted by a lack of towers to acquire.

Currently, demand for towers exceeds supply. This may adversely affect our plans to acquire towers from third parties at economically advantageous prices. There is no certainty that such demand will continue or that we will be able to acquire third party towers at reasonable prices, if at all.

Our business is subject to government regulations and changes in failure to comply with current regulations or changes in current or future laws or regulations could adversely impact our business.

Our business is subject to federal, state, local and foreign regulations. We currently do not own any communication towers in foreign countries. However, failure to comply with the federal and state regulations may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. In addition, in certain jurisdictions, these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer requests and requirements. These factors could materially and adversely affect our business, results of operations or financial condition.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot provide assurance that we will be able to maintain compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. In certain jurisdictions, these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our towers may be affected by natural disasters and other unforeseen damage for which ours insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to the towers as a result of these or other events would impact our ability to provide services to our tenants and could materially and adversely impact our results of operations or financial condition. While we maintain insurance coverage for natural disasters, such insurance may not be adequate to cover the associated costs of repair or reconstruction for a major future event. If we are unable to provide services to tenants as a result of damage to the towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of study by the scientific community in recent years, and health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact the market for wireless services, as well as tower tenants, which could materially and adversely affect our business, results of operations or financial condition.

Risks Related to investing in our Common Shares

We do not anticipate paying cash dividends on our Common Stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. Accordingly, our common stock may not be suitable for investors who are seeking current income from dividends. Any determination to pay dividends on our common stock in the future will be at the discretion of our Board of Directors.

Investors may not be able to resell their common shares.

Our common shares have a trading symbol but have not actively traded. Investors may not be able to sell or trade their common shares, with the consequence that they may have to hold shares for an indefinite period of time. There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.

We anticipate that our common stock will continue during the foreseeable future to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the Common Stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

If we raise additional funds through the issuance of equity or convertible debt securities, our investors’ ownership could be diluted.

On July 25, 2012, the Board of Directors approved the designation and issuance of a new Series B 6% 2012 Convertible Redeemable Preferred Stock to be designated from our authorized preferred stock. As a result, raising funds through the issuance of these equity securities or other convertible debt securities will reduce the percentage of ownership held by existing shareholders of Common Stock. These securities or new securities may contain certain rights, preferences or privileges that are senior to those of our common shares. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of stock options and other rights to our employees may dilute our investors’ stock ownership.

We plan to attract and retain employees in part by offering stock options and other purchase rights for common shares. We have granted stock options to certain officers and directors. The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in our company of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. Future sales of our common shares by our shareholders could depress the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate headquarters are located at Five Concourse Parkway, Suite 3100, Atlanta, Georgia 30328, which consist of approximately 12,000 square feet. In addition, as of September 30, 2012, we own 66 communication towers, of which one tower resides on land that is owned and the remaining towers reside on leased land.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings, nor are we aware of any material threatened claims against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Over the Counter Bulletin Board under the symbol "CIGW". Our shares have only experienced trading activity since January 2012. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Quarter ended December 31, 2011	-	-

Quarter ended March 31, 2012	3.75	3.00

Quarter ended June 30, 2012	4.00	3.00

Quarter ended September 30, 2012	4.69	3.50

On December 28, 2012, the closing price of our common stock was $4.28 per share as reported on the Over the Counter Bulletin Board.

Holders of Record

On December 28, 2012, we had approximately 104 shareholders of record of our common stock and 20,739,931 shares issued and outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 7, 2011, We issued to BAC-CIG, LLC, a Delaware investment company owned by BAC Berlin Atlantic Holding GmbH & Co. KG one million shares of restricted preferred stock, designated as Series A 4% Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A 4% Preferred Stock”), at a purchase price of $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds received by our company. The Series A 4% Preferred Stock had the following attributes: (i) a stated value of $2.00 per share; an annual dividend of 4% per year (payable in cash or in Common Stock); (ii) a liquidation preference of $2.00 per share (together with accrued dividends and other adjustments); (iii) conversion rights by the holder to Common Stock, exercisable at any time prior to redemption at a conversion price of $2.00 per share (subject to customary adjustments for stock splits, stock dividends, recapitalizations, combinations, reverse stock splits or other similar events); and (iv) an optional redemption right exercisable by us if the volume weighted average of the Common Stock equals or exceeds 160% of the conversion price (as then in effect); and (v) voting rights equal to the equivalent number of common shares the preferred stock is convertible into. As a result of the sale of these preferred shares, Berlin Atlantic Holding GmbH & Co. KG became a related party to our company. Our company issued the Series A 4% Preferred Stock under a Certificate of Designation filed with the Secretary of State of Nevada on October 7, 2011, which provided for mandatory redemption by our company in the amount of $2,000,000 no later than December 31, 2012, together with accrued dividends and other adjustments, all of which may be paid in cash or in shares of Common Stock at our option. We issued the Series A 4% Preferred Stock to a Delaware investment company in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. On December 20, 2011, our company and the Delaware investment company executed the conversion of shares of Series A 4% 2012 Convertible Redeemable Preferred Stock into shares of Common Stock. There are no shares of Convertible Redeemable Preferred Stock outstanding as of the date of this Report.

On December 5, 2011, we entered into the LLC Purchase Agreement with CIG Properties, BAC Berlin, and CIG, LLC pursuant to which BAC Berlin sold one hundred percent (100%) of CIG, LLC Membership Interests to CIG Properties. As consideration for the acquisition of the Membership Interests, our company, on behalf of CIG Properties, issued to BAC Berlin 750,000 shares of the Common Stock as the Consideration Shares. We issued the Consideration Shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 2, 2012, we issued 232,450 shares of the Common Stock to a total of thirty-four subscribers in exchange for total consideration of $0.4 million.  All of the aforementioned stock issuance transactions were subscribed by non-U.S. persons and were undertaken by our company in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.

On June 27, 2012, we converted an aggregate of $2.2 million in liabilities to Common Stock at the request of two of our creditors. ENEX Group Management SA (“ENEX”), a related party, converted $2.0 million of promissory notes issued by our company, between August 2011 and May 2012. The converted amount, which included interest of $30 thousand, was converted at a conversion price rate of $3.00 per share into 660,226 shares of our restricted Common Stock.  Following the conversion of the loans from ENEX, we continue to carry two promissory notes, convertible at a conversion price of $3.0 per share, due and payable to ENEX, which were issued in connection with loans made to us in June of 2012, for an aggregate of $0.8 million, plus interest at the rate of 4% per annum. Sebastien Koechli, Chairman and member of our Board of Directors also serves as a Director of ENEX.  Mr. Koechli did not participate in any deliberations or decisions regarding the loans received from ENEX or the conversion of ENEX loans into shares of our common stock. As of the event date of the ENEX conversions, CRG Finance AG (“CRG”) requested that $241,935 of accounts due and payable by us to CRG for consulting fees from June of 2011 through March 21, 2012 be converted into shares of our common stock.  Such fees were converted at a rate of $3.00 per share into 80,645 shares of our restricted common stock. All of the aforementioned creditors are non-U.S. persons and these conversions were undertaken by us in reliance upon the exemption from securities registration under Regulation S of the U.S. Securities Act of 1933, as amended.

On July 25, 2012, the Board of Directors approved the issuance of Series B 6% 2012 Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible into our common stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to our common stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share. As of the date of filing of this Report, all of the shares of Series B Preferred Stock have been issued by us to non-U.S. persons only. The issuances of the securities were made by us in reliance upon the exemption from registration provided by Regulation S of the U.S. Securities Act of 1933, as amended. During fiscal 2012, we issued an aggregate of 114,290 shares of this Series B Preferred Stock for net cash proceeds of $0.3 million.

Dividends

To date, we have not declared or paid any cash dividends on our common stock and we do not anticipate doing so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon the level of our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

On September 23, 2011, our Board of Directors declared a stock dividend applicable to all stockholders as of the close of business on the record date of October 3, 2011.  Such stock dividend was paid on October 4, 2011.  Each of our stockholders as of the record date received four additional shares of Common Stock for each one share of the Common Stock which they held as of the close of business on the record date.  Holders of fractions of shares of the Common Stock received a proportional fractional number of shares. All share and per share amounts herein have been retroactively restated to reflect this stock dividend.

In connection with the terms and conditions applicable to the Series A 4% 2012 Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”), we paid a dividend aggregating $16,301 through the issuance of 8,110 shares of Common Stock to the holders of the Series A Preferred Stock. As of September 30, 2012, all shares of Series A Preferred Stock had been converted to Common Stock and no shares of Series A Preferred Stock are issued or outstanding as of the date of this report. We will not issue any shares of Series A Preferred Stock in the future.

In connection with the issuance of the Series B 6% 2012 Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), we will pay 6% in dividends to the holders of Series B Preferred Stock based upon the stated value of $3.00 per share within 20 business days after each of December 31 and June 30 of each year, following declaration of the dividends by the Board of Directors. As of September 30, 2012, there were no shares of Series B Preferred Stock issued and outstanding. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company; as a result, we are not required to report selected financial data disclosures as required by item 301 of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Report. The discussion in this Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statement made in this Report should be read and apply to all related forward-looking statements wherever they appear in this Report. Our actual results will likely differ materially from those discussed here.

General Overview

We develop, operate and own wireless and broadcast communication towers in the United States. Our business consists of leasing antenna space on multi-tenant communication sites to wireless service providers. This business model launched in December 2011 pursuant to the acquisition of Communications Infrastructure Group, LLC (“CIG, LLC”) described below. We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries of CIG Wireless. Our wholly-owned subsidiaries are “CIG, LLC”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, and “CIG Comp Tower, LLC”.

On October 7, 2011, we acquired all membership interests in CIG Services, LLC (“CIG Services”), from Communications Infrastructure Group LLC, (“CIG, LLC”). The membership interests of CIG Services were acquired by us for a nominal amount. CIG Services was formed by CIG, LLC to provide comprehensive management and support services for the operation, administration and management of wireless towers.

On October 7, 2011, we, through our subsidiary, CIG Services, have entered into seven Tower Management Agreements (each, a “Tower Management Agreement”) with various related parties whereby we are to maintain, market, operate, manage and administer certain tower, rooftop or other telecommunication sites owned or managed by the related parties (the “Tower Sites”). We have acted as the exclusive agent of the various third parties and managed the Tower Sites in accordance with all outstanding Tower Site leases, easements, other applicable agreements, and applicable law and industry standards. We received a monthly fee from the related parties for the performance of the Tower Site management services. Each Tower Management Agreement is governed under the laws of the State of Georgia. On June 30, 2012, four of these Tower Management Agreements terminated in connection with the June 30, 2012 restructuring pursuant to which the various related parties received class A membership interests in CIG, LLC. We continue to receive the monthly fees related to the remaining three agreements that are still in effect as of September 30, 2012.

On December 5, 2011, we completed the acquisition of CIG, LLC for 750,000 shares of Common Stock. Pursuant to the acquisition, we acquired all assets and assumed all liabilities of CIG, LLC.

On September 7, 2012, we completed the acquisition of nineteen communication towers and related assets and rights from Towers of Texas, Ltd., a privately held company, for a purchase price of $3.6 million in cash. The acquisition expands our portfolio of assets and our presence in the Texas region.

On September 7, 2012, we, through our subsidiary CIG Comp Tower, LLC, closed a new multi-draw term loan credit facility with Macquarie Bank Limited (“Macquarie”). The Macquarie credit facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC. Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility. As of September 30, 2012, we had a Credit Facility commitment of $15 million on which we have withdrawn $10 million as of September 30, 2012. This multi-draw term loan credit facility may be expanded up to $150 million.

As of September 30, 2012, we own 66 towers and we have presence in 15 states. We currently own 67 wireless communications towers that are online and in commercial service.

Our primary goal is to grow our business through the leasing of antenna space on our existing towers in addition to acquiring and constructing new towers. Site leasing revenues are primarily generated from wireless service providers through our long- term leasing contracts. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates which range between 3-4% per year, including the renewal periods. We construct towers under build-to-suit arrangements which allow us to build towers in a location chosen by the wireless provider. We retain ownership of the towers built and the right to co-locate additional tenants. Tenant leases are generally paid on a monthly or annual basis. Site leasing revenue is recorded monthly on a straight-line basis over the current term of the related lease agreements. Annual payments are recorded as deferred revenue and recognized as revenue ratably over 12 months. Monthly rental amounts received in advance are recorded as well in deferred revenue and recognized as revenue in the appropriate period.

The tower business is not seasonal. However, the availability of towers for acquisition on the market varies from time-to-time.

Our company, like all of our competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside our control, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

We deploy our working capital for the acquisition of third party towers on the open market or for the construction costs of BTS towers. We rely, to a large extent, on the wireless carriers build and search ring development plans. Possible consolidation in the industry plays a significant role in carrier builds and lease ups. Government and utilities agencies (such as Homeland Security, local police and fire departments, and port authorities) provide potential supplementary tower facilities’ leasing income. Steel is the major raw material used in the construction of the towers. We use leading contractors to carry out the actual building of the towers.

Customers

Our customers are the tenants on our towers and include large national wireless carriers that operate national or regional networks including AT&T, Sprint, Verizon Wireless and T-Mobile.

Sales and Marketing

Our sales and marketing goals are to use existing relationships and develop new relationships with wireless service providers to lease antenna space.

Competition

The primary competitors in the site leasing industry are: the independent tower owners who also provide site leasing services; the national tower development and management companies; and the wireless service providers who own and operate their own towers and lease antenna space to other providers. We believe that tower location, quality of service to tenants and prices have been and will continue to be the most significant competitive factors affecting the site leasing business. We have been providing site leasing services and development of towers since December 2011 through our subsidiary, CIG, LLC acquired by us in December 2011 which was operating in the tower business industry since 2009, so our market share is still minimal. However, we intend to increase our market share through investing in the acquisition and construction of communication towers in addition to providing excellent service to our customers.

We compete with independent tower owners who also provide site rental and network services, wireless carriers that build, own and operate their own tower networks and lease space to other wireless communication companies, and owners of alternative facilities, including rooftops, water towers, broadcast towers, DAS networks, and utility poles.

Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than us. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that customers will base their decisions on the outsourcing of network services on criteria such as experience, track record, local reputation, price and time for completion of a project.

Operating costs

Cost of site leasing revenue primarily consists of straight-lined site rental payments for ground; property taxes; site maintenance and monitoring costs; utilities; property insurance. Other operating costs include lease costs related to our headquarters; compensation of executives and employees and legal, accounting and administrative costs.

Employees

As of September 30, 2012, we had twelve employees, ten of which are located at our headquarters in Atlanta, Georgia.

Intellectual Property

We do not own any patents or trademarks at the present time.  We intend to proceed with certain trademark representations as soon as reasonably feasible.

Results of operations

The following table represents a comparison of our results of operations for the year ended September 30, 2012 to the year ended September 30, 2011. To provide a meaningful presentation and comparison of our results of operations, we combined the period from December 1, 2011 to September 30, 2012 (Successor) with the period from October 1, 2011 to November 30, 2011 (Predecessor) to provide the full year ended September 30, 2012 results of operations as compared to the year ended September 30, 2011.

	Fiscal Year Ended
	September 30, 2012	September 30, 2011

Operating revenue:
Rent revenue	$1,673,224	$1,498,220
Origination and management fees to related parties	129,588	407,492
Service revenue	34,630	140,380
Total operating revenue	1,837,442	2,046,092

Operating expenses:
Site-related costs	1,260,209	1,924,770
General and administrative expenses	7,282,926	2,182,782
Shared services from related parties	548,175	1,184,207
Depreciation and accretion expense	1,076,952	856,511
Gain on sale of fixed assets to related parties	(117,547)	(563,864)
Loss on sale of fixed assets	6,758	-
Total operating expenses	10,057,473	5,584,406
Loss from operations	(8,220,031)	(3,538,314)

Interest income from related parties	-	497,261
Interest expense	(480,410)	(390,122)
Gain on forgiveness of debt	10,980	-
Loss on extinguishment of long-term subordinated obligations to related parties	(747,124)	-
Losses allocated to related party investors	2,589,803	3,291,981
Bargain purchase gain	2,020,384	-
Total non-operating income	3,393,633	3,399,120
Net loss	(4,826,398)	(139,194)
Losses attributable to non-controlling interest	844,792	-
Net loss attributable to CIG Wireless stockholders	(3,981,606)	(139,194)
Preferred stock dividends	(17,744)	-
Net loss attributable to common stockholders	$(3,999,350)	$(139,194)

Net loss per share
Net loss per share, attributable to common stockholders, basic and diluted	$(0.20)
Weighted average shares outstanding, basic and diluted	20,030,769

Revenues

For the fiscal year ended September 30, 2012, total revenue was approximately $1.8 million, which was a decrease of $0.2 million from $2.0 million as compared to the same period in the previous year. The decrease was due to the decline of $0.4 million in service revenues and origination fees due to our new business strategy implemented in fiscal year 2012 partially offset by an increase in rent revenue of $0.2 million during the same period as compared to the previous year. The new business strategy focuses more on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Related Costs

For the fiscal year ended September 30, 2012, site-related costs were approximately $1.3 million, which was a decrease of 0.6 million from $1.9 million in the same period in the previous year. The decrease was mainly related to the elimination of search ring costs in fiscal year 2012 which totaled about $0.5 million in the year ended September 30, 2011.

General and Administrative Expenses

For the fiscal year ended September 30, 2012, general and administrative expenses totaled $7.3 million which was an increase of $5.1 million as compared to $2.2 million in the same period in the previous year. We recorded $1.8 million related to stock-based compensation in connection with the issuance of stock option grants in our statement of operations for the year ended September 30, 2012. The predecessor entity incurred no stock-based compensation expense for the fiscal year ended September 30, 2011. In addition, we incurred about $2.9 million in legal, accounting, consulting and advisory fees in connection with the foundation of our corporate and business structure, costs associated with public entities and acquisition related costs.

Shared Services from Related Parties

For the fiscal year ended September 30, 2012, shared services from related parties totaled $0.5 million, which was a decrease of $0.7 million from the expense of $1.2 million in the same period in the previous year. These costs include overhead, administrative and office lease expenses and are allocated on a pro rata basis based on headcount. The decrease in these expenses is related to lower usage of these services by our company in fiscal year 2012 as compared to the prior year.

Depreciation and Accretion Expense

For the fiscal year ended September 30, 2012, depreciation and accretion expense totaled $1.1 million, which was an increase of $0.2 million from the expense of $0.9 million in the same period of the prior year. The increase is mainly related to the construction and capitalization of seven additional towers during fiscal year 2012 and the acquisition of nineteen communication towers in September 2012. In addition, there was an increase in the fair value of the communication towers that existed on September 30, 2011 under the ownership of the predecessor entity.

Gain from Sale of Fixed Assets

For the fiscal year ended September 30, 2012, gain from sale of fixed assets totaled $0.1 million, as compared to a gain of $0.6 million for the same period in the prior year and is related to the sale of certain communication towers.

Interest Expense

For the fiscal year ended September 30, 2012, interest expense totaled $0.5 million, which was an increase of $0.1 million as compared to the same period of the prior year. Interest expense for the fiscal year 2012 included $0.3 million which represents full amortization of the beneficial conversion features associated with the issuance of convertible debt during 2012.

Forgiveness of Related Party Debt

For the fiscal year ended September 30, 2012, forgiveness of related party debt was $10,980 and is associated with a loan that was due to the former sole officer who served as a director until October 5, 2011. The note holder was no longer a related party at the time of the loan forgiveness.

Loss on Extinguishment of Related Party Debt

During the fiscal year 2012, and in connection with the conversion of long-term subordinated obligation into class A interests in our subsidiary, CIG, LLC, we recorded a loss on extinguishment of debt of $0.8 million. The loss is related to the difference between the fair value the class A interests and the carrying value of the converted subordinated obligation completed on June 30, 2012.

Losses Allocated to Related Party Investors

For the fiscal year ended September 30, 2012, we allocated $2.6 million of losses to the related party investors compared to $3.3 million in the same period of the previous year. All but one of these related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012.

Bargain Purchase Gain

For the fiscal year ended September 30, 2012, we recorded in our statement of operations a bargain purchase gain of $2.0 million related to the two acquisitions completed during that period. This gain represents the excess of fair value of net assets acquired over the acquisition consideration.

Net Loss

For the fiscal year ended September 30, 2012, net loss was $4.8 million as compared to a loss of $0.1 million in the previous year. The change was the result of costs mentioned above incurred in connection with establishing the foundation of our business, operations and corporate structure.

Liquidity and Capital Resources

The following table represents our cash flows for the successor period from December 1, 2011 to September 30, 2012, the predecessor period from October 1, 2011 to November 30, 2011 and the predecessor fiscal year ended September 30, 2011.

	December 1, 2011 to September 30, 2012	October 1, 2011 to November 30, 2011	Fiscal Year Ended September 30, 2011
	Successor	Predecessor	Predecessor

Net cash used in operating activities	$(4,554,898)	$(893,814)	$(1,238,687)
Net cash (used in) provided by investing activities	(4,314,527)	125,229	(418,771)
Net cash provided by (used in) financing activities	11,674,896	1,570,761	(4,382,356)
Net increase (decrease) in cash	2,805,471	802,176	(6,039,814)
Cash and cash equivalents, at beginning of period	67,961	214,675	6,254,489

Cash and cash equivalents, at end of period	$2,873,432	$1,016,851	$214,675

Overview

We entered the communication tower industry through our predecessor company in 2009 in connection with the acquisition of our subsidiary, CIG, LLC. The acquisition was settled as a non-cash acquisition. Since that time, we have entered into multiple loans and notes payable with related parties. The proceeds were used to fund our operations, establishing our corporate foundation as well as constructing and developing new towers. During the year ended September 30, 2012, we completed the construction of seven new communications towers. In addition, we entered into a new credit facility (“Credit Facility”) on September 7, 2012 and we completed the acquisition of nineteen towers.

As of September 30, 2012, the balance of our cash and cash equivalents was $2.9 million. We believe that this balance will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was $4.6 million during the period of December 1, 2011 to September 30, 2012 which mainly consisted of major expenditures around accounting, advisory and legal costs incurred with the establishment and restructuring of our business and corporate structure in addition to transaction costs associated with the acquisition of CIG, LLC and Towers of Texas. The predecessor’s net cash used during the two months ended November 30, 2011 and the fiscal year ended September 30, 2011 was $0.9 million and $1.2 million, respectively.

Cash Flows from Investing Activities

Our cash used in investing activities was $4.3 million during the period of December 1, 2011 to September 30, 2012 which mainly consisted of $1.5 million related to payments for the construction of communication towers and purchase of software and equipment and $2.5 million spent the acquisition of communication towers of the Towers of Texas acquisition presented net of the cash acquired from the acquisition of CIG, LLC of $1.0 million. The CIG, LLC acquisition was consummated as a non-cash transaction through the issuance of 750,000 of common shares of CIG Wireless. In addition, there was an increase in restricted cash resulting from the reserve interest account required in accordance with the terms of our Credit Facility as well as preferred stock subscriptions for which preferred shares were in the process of being issued as of September 30, 2012.

The predecessor entity’s net cash provided by investing activities for the two months ended November 30, 2011 was $0.1 million, consisting of the proceeds from sale of one communication tower of $0.4 million partially offset by $0.3 million spent on construction of communication towers. For the year ended September 30, 2011, the predecessor entity’s net cash used in investing activities was $0.4 million consisting of $5.2 million spent on the construction of towers partially offset by the proceeds of approximately $4.8 million from the sale of communication towers.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the period of December 1, 2011 to September 30, 2012 was $11.7 million mainly consisting of the following: a) net proceeds of $9.2 million obtained through the Credit Facility entered into on September 7, 2012, b) $0.4 million and $0.3 million obtained through the issuance of 232,450 shares and 114,290 shares of common stock and series B preferred stock, respectively, c) proceeds from related parties borrowings of $2.7 million of which $1.7 million were proceeds from convertible debt, partially offset by d) distributions to related party investors of $0.2 million, e) payments for debt issuance costs of $0.2 million incurred in connection with the Credit Facility, and f) payments of $0.1 million for equity issuance costs for conversion of debt and net advances to related parties of $0.4 million.

The predecessor entity’s net cash provided by financing activities for the two months ended November 30, 2011 was $1.6 million mainly consisting of net advance from related parties. For the year ended September 30, 2011, the predecessor’s net cash used in financing activities was $4.4 consisting of distributions to related party investors of $2.0 million and net advances to related parties of $2.6 million partially offset by contributions from related party investors of $0.3 million.

Non-Cash Investing and Financing Activities

The following table represents our non-cash investing and financing activities for the successor period from December 1, 2011 to September 30, 2012, the predecessor period from October 1, 2011 to November 30, 2011 and the fiscal year ended September 30, 2011.

	December 1, 2011 to September 30, 2012	October 1, 2011 to November 30, 2011	Fiscal year Ended September 30, 2011
	Successor	Predecessor	Predecessor
Noncash Investing and Financing Activities:
Conversion of preferred shares to common	$10	$-	$-
Common stock issued for preferred dividend	16,301	-	-
Common stock issued for acquisition of CIG LLC	75,000	-	-
Asset retirement obligation	165,349	-	72,945
Debt discounts due to beneficial conversion features	336,667	-	-
Conversion of long-term subordinated obligations to notes payable	1,300,250	-	-
Conversion of long-term subordinated obligations to non-controlling interest	10,680,356	-	-
Common stock issued for note payable	1,980,678	-	-
Common stock issued for accounts payable	241,935	-	-
Forgiveness of related party debt	$-	$-	$889,556

On December 23, 2011, 1,000,000 shares of Series A 4% convertible redeemable preferred stock, par value $0.00001 per share, along with the accrued dividends of $16,301 were converted into 1,008,110 shares of common stock. We originally issued the preferred shares on October 7, 2011 at $2.00 per share which resulted in aggregate proceeds of $2,000,000. These proceeds are not presented in the table of cash flows above as the period presented for the successor entity starts from December 1, 2011.

On December 5, 2011, we acquired CIG, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG for 750,000 common shares issued at a fair value of $0.10 per share which was the price per share of the last issuance of common equity transaction for cash we completed during the fiscal year 2009.

During the period of December 1, 2012 to September 30, 2012, we established an asset retirement obligation of $0.2 million in connection with the towers that were constructed and capitalized during the period and the towers purchased through asset acquisitions.

During the period from December 1, 2012 to September 30, 2012, we borrowed various loans from ENEX in the amount of $2.7 million at an annual interest of 4%, $1.7 million of which was convertible into common stock at $3.00 per share. The loans were due thirty days upon demand and were secured by our assets. In connection with the convertible loans, we recorded debt discounts of $0.3 million due to beneficial conversion features. On June 27, 2012, approximately $2.0 million of these loans along with the related accrued and unpaid interest were converted into 660,226 shares of common stock. As of September 30, 2012, the outstanding balance of the loans due to ENEX was $0.8 million, all of which are convertible into common stock at $3.00 per share.

In addition, $0.2 million of accounts payable balances due to CRG Finance were converted into 80,645 shares of common stock.

In connection with the conversion of the long-term subordinated obligations due to the following related party investors, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, we issued respectively three notes payable to these investors in the amount of $0.8 million, $0.4 million and $0.1 million maturing on December 31, 2014, December 31, 2014 and March 31, 2015, respectively. In addition, $10.7 million of the long-term subordinated obligations due to these related party investors were converted into three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum.

Credit Facility

On September 7, 2012, our company, through our subsidiary CIG Comp Tower, LLC (“Comp Tower, or the “Borrower”), closed a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”).  The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC (the “Guarantor”).  Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility.  The Credit Agreement, dated as of August 17, 2012, was made by and among the Borrower, the lenders who are from time-to-time party thereto, and Macquarie (the “Credit Agreement”); the Security Agreement, dated as of September 7, 2012, by and among the Borrower and the Guarantor, and Macquarie (the “Security Agreement”), and the Guaranty, dated as of September 7, 2012, by the Guarantor in favor of Macquarie (the “Guaranty”). The maturity date for repayment of all draws on the Credit Facility is September 6, 2017. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. This multi-draw term loan credit facility may be expanded up to $150 million.

The Credit Facility does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. Comp Tower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances subject to Adjusted Base Rate interest pus a margin of 6.25%; or as Adjusted Eurodollar Advances subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee is paid around the 15th of each month.

We have the option to repay all the draws on the Credit Facility together with all accrued and unpaid interest. In addition, the Credit Facility contains yield protection provisions customary for facilities of this type, protecting the lenders in the event of breakage losses or changes in reserve or capital adequacy requirements applicable to the lenders.

Under the terms of the Credit Facility, the administrative agent has certain rights of first refusal to provide financing on all tower acquisitions proposed by us or our subsidiaries. If the administrative agent declines to provide such financing for any reason, we or our subsidiaries other than the CIG Properties or its subsidiaries may obtain third party financing to purchase such tower assets.

The Credit Facility Agreement contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. We expect to satisfy our cash requirements for working capital, acquisitions and construction of new towers through equity financing and funds available through the Credit Facility.

As of September 30, 2012, we had an outstanding balance of $10.0 million under the credit facility and the associated unamortized balance of the discounts was $0.8 million.

Series B 6% Convertible Redeemable Preferred Stock

On July 25, 2012, the Board of Directors approved the issuance of Series B 6% 2012 Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share.

We expect to raise additional equity capital during the foreseeable future through the private placement of Common Stock and other securities in non-public private securities offerings and issuances pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

Atypical Silent Partnership Agreements

Between November 2009 and February 2010, we entered into six Atypical Silent Partnership Agreements with related party limited partnership investors through our predecessor subsidiary, CIG, LLC. Pursuant to these agreements, the related party investors made contributions to us for the acquisition of tower assets which are segregated on the books by investment group. No separate legal entity was created through these agreements. The investment agreements all have similar terms, conditions, and termination dates as defined in the agreements. Termination dates range between December 31, 2014 and September 30, 2015. On each such termination date, each respective investor may elect termination of the arrangement and we must then make distributions. Because these are mandatory variable repayment obligations occurring on each termination date, the net obligations to these investors are classified as long-term subordinated obligations in our consolidated balance sheets. Management fees, origination fees and interest charged to the investors and third-party consulting and other revenue received by the Company not related to the operation of the towers owned by the investors are separated in the statements of operations.

Except for each termination date, we have the option, in our sole discretion on whether to pay any proceeds from operations or tower sales to the investors.

The following is a summary of the net profits and liquidation interests of the six investors prior to the June 30, 2012 internal restructuring and issuance of the Class A Interests (described in detail below under the caption “Restructuring”):

	Interests
Investor Name	Related Party	Company
InfraTrust Fuenf GmbH u. Co. KG (IT5)	99.999%	0.001%
Infrastructure Asset Pool, LLLP (ITAP)	99.999%	0.001%
InfraTrust Zwei GmbH u. Co. KG (IT2)	99.999%	0.001%
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	70%	30%
InfraTrust Premium Neun GmbH & Co. KG (ITP9)	60%	40%
Diana Damme (Damme)	60%	40%

Profits are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Losses are allocated at 100% to the investors until net profits are generated.

Restructuring

On June 30, 2012, we restructured the ownership of certain of our subsidiaries and our related party investor agreements (the “Restructuring”) intended to align our organization with our strategic plans, including anticipated near-term financing.

Prior to the Restructuring, title to a number of the wireless communications towers was held by CIG LLC. However, profit participation rights in the towers (the “Profit Participation”) was separately reserved to related party investment funds domiciled in the Republic of Germany: InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG, and BAC Infratrust Premium Neun & Co. KG (collectively, the “Funds”). The respective Profit Participation rights were previously set forth in three separate Atypical Silent Partnership Agreements with CIG LLC (the “ASPs”).

The Restructuring was required and requested by the manager of the Funds in order to provide a more conventional legal structure for the ownership of our towers, while maintaining substantially the same economic rights for the Funds as derived from the towers. Pursuant to the Restructuring, the Funds will now derive their economic rights in the towers through preferred Class A Membership Interests of CIG LLC, as further described below.

In 2011, the Funds were dual chartered as limited partnerships in the State of Georgia (collectively, the “Georgia LPs”). The Georgia LPs are controlled and owned by the Funds, as follows: Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP corresponding to InfraTrust Zwei GmbH & Co. KG, Infratrust Fünf GmbH & Co. KG and BAC Infratrust Premium Neun & Co. KG, respectively.

The CIG LLC Amended and Restated Operating Agreement, dated June 30, 2012, (the “A&R Operating Agreement”) provides for three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9 (collectively, the “Class A Interests”), issued to Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, respectively.

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

The CIG LLC A&R Operating Agreement also provides for a class of management membership interests (the “Management Interests”), which were issued to CIG Towers, LLC, our subsidiary. CIG, LLC will be managed by another subsidiary, CIG Solutions, LLC (“CIG Solutions”), as manager. Management of CIG, LLC remains subject to unanimous consent of the Class A Interests for certain Company actions. As manager, CIG Solutions will receive a management fee of 1% of the capital contributions made by the holders of the Class A-IT2 Interests and Class A-IT9 Interests plus any related party loans and a broker fee of 5% of the gross value of new towers attributable to the Class A-IT5 Interests plus any related party loans. The capital contributions are defined by the value of the tower assets previously underlying the respective ASPs exchanged for the Class A Interests.

Distributions will be made to Compartment IT2, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

1)	20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net profits generated from the towers); then

2)	80% to the holders of the Class A-IT2 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)	20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net profits generated from the towers); then

2)	80% to the holders of the Class A-IT5 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)	10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net profits generated from the towers); then

2)	80% to the holders of the Class A-IT9 Interests and 20% to the holders of the Management Interests.

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

At the discretion of the Funds’ manager, the Class A Interests are convertible into common shares, at any time prior to the first anniversary of the date the Common Stock becomes eligible for electronic book-entry delivery and settlement depository services by the Depository Trust Company (“DTC Eligibility”). The Class A Interests will convert into such number of shares of Common Stock equal to the Class A Member’s capital account calculated as of June 30, 2012 adjusted for the difference between the fair value of the cell phone tower assets as of June 30, 2012 compared to the carrying book value of the cell phone tower assets as of June 30, 2012) divided by a conversion price per share calculated by reference to the dollar value which is equal to 25% less than the prior twenty trading days’ volume weighted average price of the Common Stock. After the first anniversary date of DTC Eligibility, the Class A Interests remain convertible into Common Stock without discount upon termination or liquidation of the respective Georgia LP. The conversion rights of the holders of the Class A Interests may only be exercised in full. The conversion price is subject to customary anti-dilution protections.

The shares of Common Stock issued by us upon conversion of the Class A Interests will be subject to a market stand-down provision, in which the converted shares may not be sold or traded during the 12 months following issuance. On December 31, 2014 for the Class A-IT2 Interests and Class A-IT5 Interests and on March 31, 2015 for the Class A-IT9 Interests and upon termination of the Class A interest by the Funds as a result of liquidation, the conversion of the relevant Class A Interests into Common Stock will be effectuated at a conversion price equal to the prior twenty trading days’ volume weighted average price of the Common Stock. The Class A Interests may not convert into the number of shares of Common Stock that exceed the number of authorized shares of Common Stock, less the number of issued and outstanding shares of Common Stock, less the number of shares of Common Stock issuable under all our other outstanding convertible instruments, and also less any of our other obligations to issue shares of Common Stock.

Other Third-Party Loans

As of September 30, 2012, we had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012 after giving effect to Towers of Texas acquisition and the new credit facility, these contractual obligations relate primarily to our outstanding borrowings and lease obligations for land interests under our towers over the term of the lease including option renewals. The debt maturities reflect contractual maturity dates and the related interest is calculated assuming a fixed interest rate through the maturity dates of debt obligations.

	Fiscal Year Ended September 30,
	2013	2014	2015	2016	2017	Thereafter	Totals
Credit facility	$-	$-	$-	$-	$10,000,000	$-	$10,000,000
Third-party notes payable	35,000	-	-	-	-	-	35,000
Related-party notes payable	1,200,100	400,100	500,050	-	-	-	2,100,250

Future interest payments	950,000	950,000	1,082,738	950,000	890,137	-	4,822,875
Lease obligations	698,549	736,820	733,106	746,988	749,754	11,202,748	14,867,965
Total	$2,883,649	$2,086,920	$2,315,894	$1,696,988	$11,639,891	$11,202,748	$31,826,090

Critical Accounting Policies and Estimates

Our Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, depreciation and amortization expense, acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following list is not a comprehensive list of our critical accounting policies; however, we believe that they necessary to provide an understanding of our financial condition and results of operations.

Principles of Consolidation and Fiscal Year End

We and our consolidated entities report on a 12-month accounting year that ends on the last day of September of each year. The consolidated financial statements included elsewhere in this Report include our financial statements and our wholly-owned subsidiaries for the ten months ended September 30, 2012 (Successor), two months ended November 30, 2011 (Predecessor) and fiscal year ended September 30, 2011 (Predecessor). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Accounts Receivable

Site leasing revenues are recognized on a monthly basis under lease agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Site leasing payments received in advance are recorded as deferred revenue in the consolidated balance sheets and recognized as revenues when earned.

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended September 30, 2012, approximately 62% of our revenues were derived from three tenants in the industry.

We evaluate periodically our accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. For the year ended September 30, 2012, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

We have certain customers that make up more than 10% of total revenues. During the year ended September 30, 2012, we had two customers each making up more than 10% of total revenue. The customers individually made up 35% and 14% of total revenues. During the year ended September 30, 2011, we had two customers each making up more than 10% of total revenue. The customers individually made up 34% and 13% of total revenues.

Rent Expense and Deferred Rent Liability

Many of the leases underlying our tower sites have fixed term rent escalations, which provide for annual or per term increases in the amount of future ground rent payable. We calculate straight-line ground rent expense for these leases based on the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic additional charge to us such that renewal appears, at the inception of the lease, to be reasonably assured. In addition to the straight-line ground rent expense recorded, we also record an associated straight-line rent liability which is represented under deferred rent liability in the consolidated financial statements included in this Report.

Stock-Based Compensation

We account for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires us to recognize expense based on the fair value of our stock-based compensation awards. ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards. We have elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards. We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods. Stock-based compensation expense was $1.8 million for the year ended September 30, 2012.

Cash and Cash Equivalents

We consider all highly liquid instruments, readily convertible to cash and have an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2012 and September 30, 2011.

Property, Equipment and Software

Property and equipment primarily consists of the telecommunication towers and is stated at cost for constructed towers or acquired as an asset acquisition or estimated fair values for towers acquired in a business acquisition. Costs incurred during the construction phase of the towers are capitalized. These costs include direct costs, labor and other indirect costs. Additions, renovations and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized and recorded in the consolidated statements of operations in the period the sale or retirement occurs. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.

Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets. The substantial portion of our property and equipment represents the cost of our telecommunication towers which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term, including option renewals, of the ground lease.

Asset Retirement Obligations

We recognize asset retirement obligations associated with our legal obligation to remove the telecommunication towers or remediate the land on which the tower resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to future removal or remediation costs and discount rates. In the period a telecommunication tower is acquired or constructed, we record an estimate fair value of the asset retirement obligation and we accrete such liability through the tower’s useful life which does not exceed 20 years. The associated retirement costs are capitalized and included in property, equipment and software and depreciated over their estimated useful life.

Acquisitions

For acquisitions that meet the criteria of a business, we use the acquisition method to record the transaction. The cost of an acquisition is measured as the fair value of the consideration transferred (“Purchase Price”) on the acquisition date. The Purchase Price is then allocated between the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The excess, if any, of the Purchase Price over the net identifiable assets acquired and liabilities assumed is recognized as goodwill. If the Purchase Price is lower than the fair value of the identifiable net assets acquired, the difference is recognized as a gain on business acquisition. Acquisition costs are expensed and included in general and administrative expenses in our consolidated statements of operations.

For acquisitions that do not meet the criteria of a business acquisition, we allocate the Purchase Price to the value of the towers acquired and any related intangible assets.

The fair value of the assets acquired and liabilities assumed is calculated using various approaches such as the replacement cost model or the discounted cash flow valuation method which involves management judgments and estimates around cash flows, useful life of the assets, age of the towers and discount rates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in our income tax returns are recognized in our consolidated financial statements if such positions are more likely than not to be sustained upon examination.

Recent Accounting Pronouncements

Recent accounting pronouncements are included in Note 2 to the accompanying notes to the consolidated financial statements and are incorporated herein by reference thereto.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CIG Wireless Corp. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of CIG Wireless Corp. and Subsidiaries (collectively, “the Company” or “Successor”) as of September 30, 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from December 1, 2011 through September 30, 2012. We have also audited the accompanying consolidated balance sheet of Communications Infrastructure Group, LLC (“Predecessor”) as of September 30, 2011 and the related consolidated statements of operations, changes in member’s capital, and cash flows for the period from October 1, 2011 through November 30, 2011 and for the year ended September 30, 2011.These financial statements are the responsibility of the Company's and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company and Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor financial statements referred to above present fairly, in all material respects, the financial position of CIG Wireless Corp. and Subsidiaries as of September 30, 2012 and the results of their operations and their cash flows for the period from December 1, 2011 through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Further, In our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of Communications Infrastructure Group, LLC as of September 30, 2011 and the results of its operations and its cash flows for the period from October 1, 2011 through November 30, 2011 and for the year ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 31, 2012

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
	Successor	Predecessor
ASSETS
Current Assets:
Cash and cash equivalents	$2,873,432	$214,675
Restricted cash	296,333	-
Accounts receivable, net of allowance for doubtful accounts of $0	55,628	197,634
Accounts receivable due from related parties	513,817	858,957
Prepaid expenses	173,324	43,600
Total current assets	3,912,534	1,314,866

Property, equipment and software, net	23,180,314	15,730,883
Long-term prepaid rent	170,403	174,759
Deferred rent assets	272,135	147,157
Deferred financing costs, net	194,685	-

Total assets	$27,730,071	$17,367,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,229,092	$1,636,583
Accounts payable due to related parties	59,559	453,920
Deferred revenue	210,852	161,921
Notes payable	35,000	-
Convertible notes payable to related parties	800,000	-
Current portion of notes payable to related parties	400,100	-
Total current liabilities	2,734,603	2,252,424

Deferred rent liabilities	399,926	270,976
Asset retirement obligations	784,661	480,740
Notes payable to related parties, net of current portion	900,150	-
Long-term subordinated obligations to related parties	689,868	13,184,767
Long-term debt, net of unamortized discounts	9,245,435	-
Total liabilities	14,754,643	16,188,907

Stockholders' Equity
Series A convertible redeemable preferred stock, 100,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Series B convertible redeemable preferred stock, 100,000,000 shares authorized, $0.00001 par value; 114,290 shares issued and outstanding	1	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 20,739,931 shares issued and outstanding	208	-
Additional paid-in capital	7,085,835	890,556
(Accumulated deficit) retained earnings	(4,693,304)	288,202
Total CIG Wireless Corp. stockholders’ equity	2,392,740	1,178,758
Non-controlling interest	10,582,688	-
Total stockholders’ equity	12,975,428	1,178,758
Total liabilities and stockholders’ equity	$27,730,071	$17,367,665

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 1,	October 1,
	2011 to	2011 to	Year Ended
	September 30,	November 30,	September 30,
	2012 (A)	2011 (A)	2011
	Successor	Predecessor	Predecessor
Revenues:
Rent	$1,386,370	$286,854	$1,498,220
Origination and management fees from related parties	107,497	22,091	407,492
Service	32,810	1,820	140,380
Total revenues	1,526,677	310,765	2,046,092

Operating expenses
Costs of operations:
Site rental	629,603	59,186	730,059
Search rings	-	-	452,018
Other site-related costs	481,160	90,260	742,693
General and administrative expenses	6,581,075	701,851	2,182,782
Shared services from related parties	496,351	51,824	1,184,207
Depreciation and accretion expense	918,673	158,279	856,511
Gain on sale of fixed assets to related parties	-	(117,547)	(563,864)
Loss on sale of fixed assets	6,758	-	-
Total operating expenses	9,113,620	943,853	5,584,406

Loss from operations	(7,586,943)	(633,088)	(3,538,314)

Other income (expenses):
Interest income from related parties	-	-	497,261
Interest expense	(474,229)	(6,181)	(390,122)
Forgiveness of related party debt	10,980	-	-
Loss on extinguishment of long-term subordinated obligations to related parties	(747,124)	-	-
Losses allocated to related party investors	1,902,837	686,966	3,291,981
Bargain purchase gain	2,020,384	-	-
Total other income	2,712,848	680,785	3,399,120

Net (loss) income	(4,874,095)	47,697	(139,194)
Losses attributable to non-controlling interest	844,792	-	-
(Loss) income attributable to CIG Wireless Corp.	(4,029,303)	47,697	(139,194)
Preferred stock dividends	(17,744)	-	-
Net (loss) income available to common stockholders	$(4,047,047)	$47,697	$(139,194)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.20)

Weighted average common shares outstanding, basic and diluted	20,030,769

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of MEMBER’S CAPITAL and STOCKHOLDERS’ EQUITY

	CIG Wireless Corp. and Subsidiaries
										Total
		Preferred Stock		Preferred Stock				Additional	Retained	CIG Wireless	Non-
	Member's	Series A		Series B		Common Stock		Paid-in	Earnings	Stockholders’	Controlling	Total
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interest	Equity
Predecessor
Balances as of September 30, 2010	$1,000	-	$-	-	$-	-	$-	$-	$427,396	$428,396	$-	$428,396
Forgiveness of related party debt	889,556	-	-	-	-	-	-	-	-	889,556	-	889,556
Net loss	-	-	-	-	-	-	-	-	(139,194)	(139,194)	-	(139,194)

Balances as of September 30, 2011	890,556	-	-	-	-	-	-	-	288,202	1,178,758	-	1,178,758
Net income	-	-	-	-	-	-	-	-	47,697	47,697	-	47,697
Balances as of November 30, 2011 (A)	$890,556	-	$-	-	$-	-	$-	$-	$335,899	$1,226,455	$-	$1,226,455

Successor
Balances as of December 1, 2011 (A)	$-	1,000,000	$10	1,000,000	$10	18,008,500	$180	$2,111,887	$(647,700)	$1,464,377	$-	$1,464,377
Common stock issued for the acquisition of CIG, LLC	-	-	-	-	-	750,000	8	74,992	-	75,000	-	75,000
Conversion of preferred stock to common	-	(1,000,000)	(10)	(1,000,000)	(10)	1,000,000	10	-	-	-	-	-
Common stock issued for preferred dividends	-	-	-	-	-	8,110	-	16,301	(16,301)	-	-	-
Common stock issued for conversion of notes payable	-	-	-	-	-	660,226	7	1,853,171	-	1,853,178	-	1,853,178
Common stock issued for conversion of payables	-	-	-	-	-	80,645	1	241,934	-	241,935	-	241,935
Debt discount related to beneficial conversion features	-	-	-	-	-	-	-	336,667	-	336,667	-	336,667
Stock-based compensation	-	-	-	-	-	-	-	1,764,282	-	1,764,282	-	1,764,282
Common stock issued for cash	-	-	-	-	-	232,450	2	395,163	-	395,165	-	395,165
Preferred stock issued for cash	-	-	-	114,290	1	-	-	291,438	-	291,439	-	291,439
Non-controlling interest due to restructuring	-	-	-	-	-	-	-	-	-	-	11,427,480	11,427,480
Net loss	-	-	-	-	-	-	-	-	(4,029,303)	(4,029,303)	(844,792)	(4,874,095)
Balance, September 30, 2012	$-	-	$-	114,290	$1	20,739,931	$208	$7,085,835	$(4,693,304)	$2,392,740	$10,582,688	$12,975,428

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS

			Fiscal year
	December 1, 2011	October 1, 2011	Ended
	to September 30,	to November 30,	September 30,
	2012(A)	2011(A)	2011
	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net loss (income)	$(4,874,095)	$47,697	$(139,194)
Adjustments to reconcile net loss(income) to net cash used in operating activities:
Depreciation and accretion expense	918,673	158,279	856,511
Amortization of debt issuance costs	343,701	-	-
Amortization of deferred financing costs	1,815	-	-
Loss on sale of fixed assets	6,758	-	-
Gain on sale of fixed assets to related parties	-	(117,547)	(563,864)
Loss on extinguishment of long-term subordinated obligations to related parties	747,124	-	-
Gain on forgiveness of debt	(10,980)	-	-
Management fees revenue from related parties	(61,031)	(16,841)	(98,595)
Losses allocated to related party investors	(1,902,837)	(686,966)	(3,291,981)
Bargain purchase gain	(2,020,384)	-	-
Stock-based compensation	1,764,282	-	-

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(50,505)	192,511	(167,094)
Accounts receivable from related parties	(26,667)	(5,250)	-
Prepaid expenses and other current assets	149,312	(40,935)	(14,183)
Deferred rent assets	(59,648)	(1,546)	(82,701)
Long-term prepaid rent	3,840	516	6,907
Accounts payable and accrued liabilities	(150,423)	(430,652)	856,634
Accounts payable to related parties	496,351	51,824	1,184,207
Deferred revenue	43,101	(16,370)	26,922
Deferred rent liabilities	126,715	(28,534)	187,744
Net cash used in operating activities	(4,554,898)	(893,814)	(1,238,687)

Cash flows from investing activities:
Proceeds from sale of fixed assets to related party	650	396,000	4,744,083
Cash paid for purchase and construction of fixed assets	(1,492,617)	(270,771)	(5,162,854)
Cash paid for acquisition of businesses, net of cash acquired	(2,526,227)	-	-
Increases in restricted cash	(296,333)	-	-
Net cash (used in) provided by investing activities	(4,314,527)	125,229	(418,771)

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS (CONTINUED)

			Fiscal year
	December 1, 2011	October 1, 2011	Ended
	to September 30,	to November 30,	September 30,
	2012(A)	2011(A)	2011
	Successor	Predecessor	Predecessor
Cash flows from financing activities:
Proceeds from credit facility, net of discounts	$9,238,400	$-	$-
Contributions from related party investors	-	12,000	250,000
Common stock sold for cash, net of equity issuance costs	395,165	-	-
Preferred stock issued for cash, net of equity issuance costs	291,439	-	-
Proceeds from notes payable to related parties	1,000,000	-	-
Proceeds from related party convertible notes payable	1,650,000	-	-
Distributions to related party investors	(175,600)	-	(2,045,029)
Payments for debt issuance costs	(196,500)	-	-
Payments for equity issuance costs for conversion of debt	(127,500)	-	-
Net advances (to) from related parties	(400,508)	1,558,761	(2,587,327)
Net cash provided by (used in) financing activities	11,674,896	1,570,761	(4,382,356)

Net change in cash	2,805,471	802,176	(6,039,814)
Cash and cash equivalents, beginning of period	67,961	214,675	6,254,489
Cash and cash equivalents, end of period	$2,873,432	$1,016,851	$214,675

Supplemental disclosure of cash flow information:
Interest paid	$28,734	$-	$-
Taxes paid	-	-	-

Acquisition of businesses
Fair value of assets acquired	$24,833,431	$-	$-
Less: liabilities assumed	(19,194,969)	-	-
Less: cash acquired on acquisition date	(1,016,851)	-	-
Fair value of assets, net of assumed liabilities and cash acquired	4,621,611	-	-
Bargain purchase gain	(2,020,384)	-	-
Common stock issued for acquisition	(75,000)	-	-
Cash paid for acquisition of businesses	$2,526,227	$-	$-

Noncash investing and financing activities:
Conversion of preferred shares to common	$10	$-	$-
Common stock issued for preferred dividend	16,301	-	-
Common stock issued for acquisition of CIG LLC	75,000	-	-
Asset retirement obligations	165,349	-	72,945
Debt discounts due to beneficial conversion features	336,667	-	-
Conversion of long-term subordinated obligations to notes payable	1,300,250	-	-
Conversion of long-term subordinated obligations to non-controlling interest	10,680,356	-	-
Common stock issued for note payable	1,980,678	-	-
Common stock issued for accounts payable	241,935	-	-
Forgiveness of related party debt	-	-	889,556

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 3 to the consolidated financial statements).

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

CIG Wireless Corp. and its subsidiaries (collectively, the “Company”) develops, operates and owns wireless and broadcast communication towers in the United States. The Company’s business consists of leasing antenna space on multi-tenant communication sites to wireless service providers. The Company was incorporated in the state of Nevada in February 2008 and is headquartered in Atlanta, Georgia.

All of the Company’s operations are located in the United States. The Company participates in the local tower development industry and conducts its operations principally through subsidiaries of CIG Wireless. The Company’s wholly-owned subsidiaries are “CIG, LLC”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, and “CIG Comp Tower, LLC”.

The Company has been actively operating in the tower business industry through our predecessor company since 2009 pursuant to the acquisition of CIG Services, LLC and CIG, LLC in October and December 2011, respectively. Revenues are generally generated through monthly or annual rental payments from tenants, payable under long-term contracts which often contain fixed escalation rates. Similarly, ground lease agreements for the land on which the Company’s towers reside, are payable to the landlords under long-term contracts and have generally fixed escalation rates.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All of our cash balances are held at one financial institution. There were no cash equivalents on September 30, 2012 or September 30, 2011.

Restricted Cash

The Company classifies all cash required to be held to secure certain obligations and all cash whose use is limited as restricted cash. For the year ended September 30, 2012, restricted cash included proceeds from subscriptions of preferred or common stock that were not issued at September 30, 2012 and a three-month interest on the outstanding balance of the credit facility required to be maintained at all times in the interest reserve bank account according to the terms of the credit agreement entered into on September 7, 2012. Amounts that are held as restricted cash are classified as cash flows from investing activities in the consolidated statements of cash flows and are presented separately in the consolidated balance sheets of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include accounting for rent revenue and expense, asset retirement obligations, stock-based compensation and accounting for business combinations. Management develops estimates based on available historical experience and on various assumptions about the future which are believed to be reasonable based on the information available.

Property, Equipment and Software

Property and equipment are stated at cost for constructed towers or acquired as an asset acquisition or estimated fair values for towers acquired in a business acquisition. Costs incurred during the construction phase of the towers are capitalized. Additions, renovations and improvements are capitalized, while maintenance and repairs are expensed. In addition, the asset retirement costs for the telecommunication towers are capitalized as part of the carrying amount of the related assets.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Towers and related assets on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets as follows:

Telecommunication towers and associated asset retirement costs	15-20 years
Software	3 years
Office equipment and furniture	3-5 years

Depreciation expense for the period from December 1, 2011 to September 30, 2012, the period from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011 was $0.9 million, $0.2 million, and $0.9 million, respectively.

Asset Retirement Obligations

Asset retirement obligations are recognized in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and the liability is accreted through the obligation’s estimated settlement date. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligations are included in long-term liabilities in the accompanying balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation and accretion” in the Company’s consolidated statements of operations. Accretion expense for the period from December 1, 2011 to September 30, 2012, the period from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011 was approximately $33000, $6,000, and $36,000, respectively.

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of September 30, 2012 or 2011.

Revenue Recognition and Accounts Receivable

Site leasing revenues are recognized on a monthly basis under lease agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Site leasing payments received in advance are recorded as deferred revenue in the consolidated balance sheets and recognized as revenues when earned.

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended September 30, 2012, approximately 62% of our revenues were derived from three tenants in the industry.

The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. For the year ended September 30, 2012, management determined that an allowance for doubtful accounts is not necessary.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company has certain customers that make up more than 10% of total revenues. During the year ended September 30, 2012, the Company had two customers each making up more than 10% of total revenue. The customers individually made up 35% and 14% of total revenues. During the year ended September 30, 2011, the Company had two customers each making up more than 10% of total revenue. The customers individually made up 34% and 13% of total revenues.

Rent Expense and Deferred Rent Liability

Many of the leases underlying our tower sites have fixed term rent escalations, which provide for annual or per term increases in the amount of future ground rent payable. The Company calculates straight-line ground rent expense for these leases based on the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic additional charge to us such that renewal appears, at the inception of the lease, to be reasonably assured. In addition to the straight-line ground rent expense recorded, the Company also records an associated straight-line rent liability which is represented under deferred rent liability in the consolidated financial statements included in this Report.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires entities to recognize expense based on the fair value of our stock-based compensation awards. ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards. The Company has elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant, and recognized using the straight-line method over the vesting periods. Stock-based compensation expense was $1.8 million for the period from December 1, 2011 to September 30, 2012. There was no stock compensation expense recorded for the periods from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011.

Related Party Transactions

The Company records any material income, expenses and related assets and liabilities that are associated with related parties separately in its consolidated balance sheets and statements of operations. These revenues and expenses include management, services fees and interest costs.

Losses Allocated to Related Party Investors

The Company, through its subsidiary and predecessor, previously entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for acquisition of tower assets which are segregated on the books by investment group. Profits from these towers are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit. On June 30, 2012, five of these related party investors restructured their agreements whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in the Company’s subsidiary CIG, LLC (refer to Note 8 for details).

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the periods from December 1, 2011 to September 30, 2012, the period from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011 was $1.9 million, $0.7million, and $3.3 million, respectively.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs and Debt Discounts

Deferred financing costs include legal and advisory fees directly incurred by the Company and are deferred and amortized over the terms of the underlying obligation using the effective interest method. Debt discounts include lender fees and other costs related to the issuance of debt financing as well as the intrinsic value of beneficial conversion features on convertible notes payable. On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC, entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”) which matures on September 6, 2017. In connection with the transaction, the Company recorded $196,500 in deferred financing costs which will be amortized over the term of the credit facility. In addition, the Company recorded $761,600 in debt discounts which are deducted from the gross proceeds and will be amortized over the term of the credit facility.

In addition, The Company entered into various convertible loans from related party investors during the period from December 1, 2011 to September 30, 2012. The beneficial conversion feature associated with these loans totaled $336,667 and was expensed as amortization of deferred financing costs during the same period. (See Note 7 for details).

Amortization of deferred financing costs and debt discounts is included in interest expense and totaled $345,516 for the period from December 1, 2011 to September 30, 2012. There was no amortization of deferred financing costs for the period from October 1, 2011 to November 30, 2011 or the fiscal year ended September 30, 2011.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not to be sustained upon examination.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2012-04, “Technical Corrections and Improvements.” ASU 2012-04 contains amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The amendments that do not have transition guidance were effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company will adopt this ASU in the second quarter of fiscal year 2013 and does not expect the adoption to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides amendments to Topic 820 effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Early adoption is not permitted for public entities. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or the Company’s financial position.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS

ASC 805, “Business Combinations”, requires entities to determine whether an acquisition transaction is a business combination. If the acquisition transaction constitutes a business, then the total purchase price is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. If the assets acquired do not constitute a business then the acquisition is accounted for as an asset acquisition. Determining whether the transaction is a business acquisition and the allocation process requires an analysis of acquired ground and tenant lease contracts, fixed assets, contractual commitments and legal contingencies, if any to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; estimated asset retirement costs related to the telecommunication towers acquired, current replacement cost for similar capacity for certain fixed assets; market rate assumptions; settlement plans for any litigation and contingencies; and appropriate discount rates and growth rates.

As part of the Company’s business strategy to expand its business and geographic presence in the telecommunication tower industry, the Company completed the following acquisitions during fiscal year 2012.

CIG Services, LLC

On October 7, 2011, CIG Wireless acquired all membership interests in CIG Services, LLC, from Communications Infrastructure Group, LLC (“CIG LLC”) for nominal consideration. CIG Services, LLC was formed by CIG LLC on September 23, 2011 as a wholly-owned subsidiary. No allocation of the purchase price table is presented because there were no assets or liabilities as of the acquisition date.

CIG, LLC

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

The purchase price for the acquisition of CIG LLC was $75,000 consisting of the 750,000 common shares issued and valued at $0.10 per share which was the price per share of the last issuance of common equity transaction for cash completed during fiscal 2009.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets:

Current assets
Cash and cash equivalents	$1,016,851
Accounts receivable	5,123
Accounts receivable from related party	929,011
Prepaid expenses and other current assets	84,535
Total current assets	2,035,520
Non-current assets
Property, equipment and software	17,072,923
Construction in progress - towers	797,363
Long-term prepaid ground rent	174,243
Deferred rent assets	142,852
Total non-current assets	18,187,381
Total acquired assets	20,222,901

Assumed liabilities:

Current liabilities
Accounts payable and accrued expenses	(1,205,931)
Accounts payable due to related parties	(2,129,309)
Deferred revenue	(145,551)
Total current liabilities	(3,480,791)
Non-current liabilities
Deferred rent liabilities	(230,749)
Asset retirement obligations	(474,964)
Long-term subordinated obligation to related parties	(14,809,942)
Total non-current liabilities	(15,515,655)
Total assumed liabilities	(18,996,446)

Net assets acquired	1,226,455
Purchase price	(75,000)
Bargain purchase gain	$1,151,455

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein are presented for the fiscal year ended September 30, 2011 and the period from October 1, 2011 to November 30, 2011 under predecessor entity reporting. The consolidated financial statements for the period from December 1, 2011 to September 30, 2012 are presented under successor entity reporting.

Towers of Texas

On September 7, 2012, the Company acquired nineteen communication towers and related assets from Towers of Texas, Ltd, a privately held company, for an aggregate price of $3.5 million in cash.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below.

Acquired assets:

Current assets
Prepaid expenses and other current assets	$38,101
Total current assets	38,101
Non-current assets
Property, equipment and software	4,502,794
Deferred rent assets	69,635
Total non-current assets	4,572,429
Total acquired assets	4,610,530

Assumed liabilities:

Current liabilities
Accrued expenses	(22,823)
Deferred revenue	(22,200)
Total current liabilities	(45,023)
Non-current liabilities
Deferred rent liabilities	(42,462)
Asset retirement obligations	(111,038)
Total non-current liabilities	(153,500)
Total assumed liabilities	(198,523)

Net assets acquired	4,412,007
Purchase price	(3,543,078)
Bargain purchase gain	$868,929

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations data for the fiscal year ended September 30, 2012 and the fiscal year ended September 30, 2011 as if the Company and the entities described above had been combined on October 1, 2011 and 2010, respectively, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011

Revenues	$2,108,214	$2,308,755
Loss from operations	(8,180,964)	(3,520,987)
Net loss	$(4,787,331)	$(121,867)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

4.	TOWERS, EQUIPMENT AND SOFTWARE

As of September 30, 2012 and 2011, Towers, land, equipment and software consisted of the following:

	September 30, 2012	September 30, 2011
	Successor	Predecessor

Telecommunications towers	$22,941,605	$15,822,591
Land	146,740	146,740
Software	94,646	33,057
Asset retirement obligation asset	666,926	427,249
Hardware	25,374	25,374
Total	23,875,291	16,455,011
Accumulated depreciation and amortization	(952,804)	(1,288,041)
Property, equipment and software, net	22,922,487	15,166,970
Construction in progress	257,827	563,913
Total	$23,180,314	$15,730,883

Depreciation and amortization expense for towers, equipment and software for the period from December 1, 2011 to September 30, 2012 (Successor), the period from October 2011 to November 30, 2011(Predecessor) and the year ended September 30, 2011 (Predecessor) totaled $0.9 million, $0.2 million, and $0.9 million, respectively.

5.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations are associated with the Company’s legal liability to retire its tower assets of the liability that the Company will incur in the case of retirement of its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the fiscal years 2012 and 2011:

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2012	September 30, 2011
	Successor	Predecessor

Asset retirement obligations, beginning of fiscal year	$480,740	$448,389
Additions	165,349	72,945
Additions as a result of purchase accounting	111,038	-
Disposals as a result of sale of assets	(11,693)	(76,317)
Accretion expense	39,227	35,723
Asset retirement obligations, end of fiscal year	$784,661	$480,740

6.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	Successor	Predecessor
Credit facility, due September 6, 2017	$10,000,000	$-
Loan from CRG Finance, due upon demand	35,000	-
Total third-party debt	10,035,000	-
Current portion	(35,000)	-
Unamortized discount of the credit facility	(754,565)	-
Long-term debt, net of current portion and unamortized discounts	$9,245,435	$-

Credit Facility

On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC (“Comp Tower”), entered into a new multi-draw term loan credit facility (the “Credit Facility”) with a third-party investment and funds management bank as administrative agent for the lenders and as collateral agent. The Credit Facility may be drawn upon by the Company and is secured and guaranteed by all the assets of the Company’s subsidiary CIG Properties, LLC. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties.

The Credit Facility, which matures on September 6, 2017, does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. The Borrower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances subject to Adjusted Base Rate interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee is paid around the 15th of each month.

The Company has the option to repay all the draws on the Credit Facility together with all accrued and unpaid interest. In addition, the Credit Facility contains yield protection provisions customary for facilities of this type, protecting the lenders in the event of breakage losses or changes in reserve or capital adequacy requirements applicable to the lenders.

Under the terms of the Credit Facility, the administrative agent has certain rights of first refusal to provide financing on all tower acquisitions proposed by the Company or its subsidiaries. If the administrative agent declines to provide such financing for any reason, the Company or its subsidiaries other than the CIG Properties or its subsidiaries may obtain third party financing to purchase such tower assets.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility Agreement contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances.

As of September 30, 2012, the Company had an outstanding balance of $10.0 million under the credit facility bearing interest at 9.5% per annum and the associated unamortized balance of the discounts was $0.8 million, the associated unamortized balance of the deferred financing costs was $0.2 million, and the related interest rate effective as of September 30, 2012 was 12.06%. As of September 30, 2012, the Company has available $5.0 million to draw under the credit facility.

Other Third-Party Loans

As of September 30, 2012, the Company had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum.

7.	RELATED-PARTY NOTES PAYABLE

The following table represents a list of the notes payable due to related parties as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	Successor	Predecessor
Note payable to ENEX , due thirty days upon demand	$-	$-
Convertible note payable to ENEX, due upon demand	250,000	-
Convertible note payable to ENEX, due upon demand	500,000	-
Convertible note payable to ENEX, due upon demand	50,000	-
Note payable to related party investors, due December 31, 2014	799,000	-
Note payable to related party investors, due December 31, 2014	432,200	-
Note payable to related party investors, due March 31, 2015	69,050	-
Total related party notes payable	2,100,250	-
Current portion	(1,200,100)	-
Related party notes payable, net of current portion	$900,150	$-

On August 8, 2011, the Company borrowed $100,000 from ENEX, at 3% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On December 15, 2011, the Company borrowed $1,000,000 from ENEX Group Management SA (“ENEX”), at 4% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On March 3, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into common stock of the Company at $3.00 per share.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into common stock of the Company at $3.00 per share.

On April 18, 2012, the Company borrowed $250,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into common stock of the Company at $3.00 per share.

On May 3, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into common stock of the Company at $3.00 per share.

On June 21, 2012, the Company borrowed $300,000 from ENEX, at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share.

On June 29, 2012, the Company borrowed $500,000 from ENEX, at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into common stock of the Company at $3.00 per share.

In connection with the issuance of the above convertible notes, the Company evaluated the conversion option for derivative treatment under ASC 815-15, “Embedded Derivatives”, and determined the notes and their conversion features did not qualify as derivatives. The Company also evaluated the note for a beneficial conversion feature under ASC 470-20, “Debt with Conversion and Other Options”, and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion features of the convertible notes above which totaled $1,650,000 was $0.3 million and was recorded as a debt discount that was fully amortized and charged to interest expense during the fiscal year ended September 30, 2012.

On June 27, 2012, the notes issued on August 8, 2011, December 15, 2011, March 3, 2012, March 26, 2012, April 18, 2012 and May 3, 2012 totaling $1,950,000 along with $30,678 accrued interest were fully converted into 660,226 common shares at $3.00 per share.

In connection with the related party investor restructurings disclosed in Note 8, the Company issued three notes in the amounts of $799,000, $432,200 and $69,050 payable to its related party investors maturing on December 31, 2014, December 31, 2014 and on March 31, 2015, respectively. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum.

On May 15, 2010, the Company borrowed $10,980 from Ms. Shostak, the Company’s former sole officer and Director. The loan was unsecured, bore no interest and was due on demand. The unpaid balance on this loan was forgiven during the year ended September 30, 2012 and the amount was included under gain on debt forgiveness in the consolidated statement of operations for the fiscal year ended September 30, 2012. Ms. Shostak was no longer a related party at the time the loan was forgiven.

8.	LONG-TERM SUBORDINATED OBLIGATIONS TO RELATED PARTIES

Between November 2009 and February 2010, the Company entered into six Atypical Silent Partnership Agreements with related party limited partnership investors. Pursuant to these agreements, the related party investors made contributions to the Company for acquisition of tower assets which are segregated on the books by investment group. No separate legal entity was created through these agreements. The investment agreements all have similar terms, conditions, and termination dates as defined in the agreements. Termination dates range between December 31, 2014 and September 30, 2015. On each such termination date, each respective investor may elect termination of the arrangement and the Company must then make distributions. Because these are mandatory variable repayment obligations occurring on each termination date, the net obligations to these investors are classified as long-term subordinated obligations in the consolidated balance sheets of the Company. Management fees, origination fees and interest charged to the investors and third-party consulting and other revenue received by the Company not related to the operation of the towers owned by the investors are separated in the statements of operations.

Except for each termination date, the Company has the option, in its sole discretion on whether to pay any proceeds from operations or tower sales to the investors.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Profits are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Losses are allocated at 100% to the investors until net profits are generated.

Restructuring

On June 30, 2012, the Company restructured the ownership of certain of its subsidiaries and its related party investor agreements (the “Restructuring”) intended to align the Company’s organization with its strategic plans, including anticipated near-term financing.

Prior to the Restructuring, title to a number of the wireless communications towers was held by CIG LLC. However, profit participation rights in the towers (the “Profit Participation”) was separately reserved to related party investment funds domiciled in the Republic of Germany: InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG, and BAC Infratrust Premium Neun & Co. KG (collectively, the “Funds”). The respective Profit Participation rights were previously set forth in three separate Atypical Silent Partnership Agreements with CIG LLC (the “ASPs”).

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

In 2011, the Funds were dual chartered as limited partnerships in the State of Georgia (collectively, the “Georgia LPs”). The Georgia LPs are controlled and owned by the Funds, as follows: Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP corresponding to InfraTrust ZweiGmbH & Co. KG, Infratrust Fünf GmbH & Co. KG and BAC Infratrust Premium Neun & Co. KG, respectively.

The CIG LLC Amended and Restated Operating Agreement, dated June 30, 2012, (the “A&R Operating Agreement”) provides for three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9 (collectively, the “Class A Interests”), issued to Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, respectively.

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

The CIG LLC A&R Operating Agreement also provides for a class of management membership interests (the “Management Interests”), which were issued to CIG Towers, LLC, a subsidiary of the Company. CIG LLC will be managed by another subsidiary, CIG Solutions, LLC (“CIG Solutions”), as manager. Management of CIG LLC remains subject to unanimous consent of the Class A Interests for certain Company actions. As manager, CIG Solutions will receive a management fee of 1% of the capital contributions made by the holders of the Class A-IT2 Interests and Class A-IT9 Interests plus any related party loans and a broker fee of 5% of the gross value of new towers attributable to the Class A-IT5 Interests plus any related party loans. The capital contributions are defined by the value of the tower assets previously underlying the respective ASPs exchanged for the Class A Interests.

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net profits generated from the towers); then

2)	80% to the holders of the Class A-IT2 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)	20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net profits generated from the towers); then

2)	80% to the holders of the Class A-IT5 Interests and 20% to the holders of the Management Interests.

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)	10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net profits generated from the towers); then

2)	80% to the holders of the Class A-IT9 Interests and 20% to the holders of the Management Interests.

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

At the discretion of the Funds’ manager, the Class A Interests are convertible into common shares, at any time prior to the first anniversary of the date the Common Stock becomes eligible for electronic book-entry delivery and settlement depository services by the Depository Trust Company (“DTC Eligibility”). The Class A Interests will convert into such number of shares of Common Stock equal to the Class A Member’s capital account (calculated as of June 30, 2012 adjusted for the difference between the fair value of the cell phone tower assets as of June 30, 2012 compared to the carrying book value of the cell phone tower assets as of June 30, 2012) divided by a conversion price per share calculated by reference to the dollar value which is equal to 25% less than the prior twenty trading days’ volume weighted average price of the Common Stock. After the first anniversary date of DTC Eligibility, the Class A Interests remain convertible into Common Stock without discount upon termination or liquidation of the respective Georgia LP. The conversion rights of the holders of the Class A Interests may only be exercised in full. The conversion price is subject to customary anti-dilution protections.

The shares of Common Stock issued by the Company upon conversion of the Class A Interests will be subject to a market stand-down provision, in which the converted shares may not be sold or traded during the 12 months following issuance. On December 31, 2014 for the Class A-IT2 Interests and Class A-IT5 Interests and on March 31, 2015 for the Class A-IT9 Interests and upon termination of the Class A interest by the Funds as a result of liquidation, the conversion of the relevant Class A Interests into Common Stock will be effectuated at a conversion price equal to the prior twenty trading days’ volume weighted average price of the Common Stock. The Class A Interests may not convert into the number of shares of Common Stock that exceed the number of authorized shares of Common Stock, less the number of issued and outstanding shares of Common Stock, less the number of shares of Common Stock issuable under all other outstanding convertible instruments of the Company, and also less any other obligations of the Company to issue shares of Common Stock.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the long-term subordinated obligations to related parties for the fiscal year ended September 30, 2012 and 2011 is as follows:

	September 30, 2012	September 30, 2011

Balance, beginning of fiscal year	$13,184,767	$18,370,372
Contributions	12,000	250,000
Distributions	(175,600)	(2,045,029)
Management fees	(77,872)	(98,595)
Losses allocated to related party investors	(2,589,803)	(3,291,981)
Step-up basis due to fair value of assets in purchase price allocation	2,316,982	-
Restructured into notes payable to related parties	(1,300,250)	-
Restructured into non-controlling interest	(10,680,356)	-
Balance as of September 30, end of fiscal year	$689,868	$13,184,767

A reconciliation of the changes in the long-term subordinated obligations to related parties during the year ended September 30, 2012 among the Predecessor and Successor periods is as follows:

	December 1, 2011	October 1, 2011
	through	through
	September 30, 2012	November 30, 2011
	Successor	Predecessor

Balance, beginning of period	$12,492,960	$13,184,767
Contributions	-	12,000
Distributions	(175,600)	-
Management fees	(61,031)	(16,841)
Losses allocated to related party investors	(1,902,837)	(686,966)
Step-up basis due to fair value of assets in purchase price allocation	2,316,982	-
Restructured into notes payable to related parties	(1,300,250)	-
Restructured into non-controlling interest	(10,680,356)	-
Balance, end of period	$689,868	$12,492,960

During the year ended September 30, 2012, $10,680,356 of the long-term subordinated obligations to related parties was converted to Class A Interests (see “Restructuring” section above). The fair value of the Class A Interests was determined to be $11,427,480 resulting in a loss on the extinguishment of long-term subordinated obligations to related parties of $747,124 during the year ended September 30, 2012.

9.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related party are presented separately from other accounts receivable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances due to related parties as of September 30, 2012 and 2011:

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2012	September 30, 2011
	Successor	Predecessor
ENEX Group Management SA	$38,195	$78,560
BAC Infratrust Acht GmbH & Co. KG (IT8)	298,626	515,382
BAC Communications Infrastructure Group	13	-
Infratrust Zwei GmbH & Co. KG	16,000	-
ITAP, LLP	91,273	90,983
Infratrust KG	-	48,000
CIG Wireless Inc.	-	46,229
Media Management GmbH	-	5,000
Structured Life Group LLC	9,770	-
German Fund Entities (IT5, ITP7, and ITP9)	59,940	37,940
Berlin Atlantic Capital US, LLC	-	36,863

Total	$513,817	$858,957

Accounts Payable from Related Parties

Accounts payable due to related party are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report The below table represents the balances payable to related parties as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	Successor	Predecessor
BAC Infratrust Sechs GmbH & Co. KG (IT6)	$11,347	$41,726
Berlin Atlantic Capital US, LLC	36,212	400,000
Other Miscellaneous	12,000	12,194

Total	$59,559	$453,920

The Company assists certain investment partners who are related parties in the management, identification and acquisition of tower assets including towers and tower sites. From time to time, the Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties. In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party. The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the period from December 1, 2011 through September 30, 2012 and the year ended September 30, 2011, origination fees revenue totaled approximately $20 thousand and $247 thousand, respectively. There were no origination fees charged to related party during the two months ended November 30, 2011. Management fees charged to related party were $107 thousand, $22 thousand and $280 thousand during the period from December 1, 2011 to September 30, 2012, the two months ended November 30, 2011 and the fiscal year ended September 30, 2011. Related party interest income totaled approximately $497 thousand during the year ended September 30, 2011. There was no related party interest income during the period from December 1, 2011 to September 30, 2012 and the period from October 1, 2011 to November 30, 2011.

The Company incurs certain charges related to shared services with related parties. These costs include overhead, administrative and office lease expenses and are allocated on a pro rata basis based on headcount. During the period from December 1, 2011 through September 30, 2012, the period from October 1, 2011 through November 30, 2011 and the year ended September 30, 2011, total allocated expenses were approximately $0.5 million, $50 thousand and $1.2 million, respectively and were included under shared services from related parties in the consolidated statements of operations for the periods presented. In addition, some of the related party payables charged interest rates ranging from 5.5% to 12.1% per annum through September 30, 2011.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2011, the Company sold one tower to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8) for $346 thousand resulting in a gain of approximately $118 thousand. The gain was allocated to the investors through the losses allocated to related party creditors in the statement of operations.

During the year ended September 30, 2011, the Company sold fourteen towers to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8), for cash proceeds of $4.7 million resulting in a gain on the sale of $0.6 million. The gain was allocated to the investors through netting against the overall operating losses allocated to the investors.

10.	COMMITMENTS AND CONTINGENCIES

On March 26, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with ENEX Group Management SA, (“ENEX”), a related party. Pursuant to the Corporate Development Agreement, ENEX Group Management SA will assist the Company in raising capital. ENEX Group Management S.A. shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s common stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, ENEX Group Management S.A. shall render advisory services to the Company. The Company will pay fees to ENEX, including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX Group Management S.A. in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the amounts of $19,500 and $12,500 per month respectively.

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

On July 23, 2012, the Company entered into a distribution agreement with Cogefi Finance Asset Management AG (“COGEFI”), a securities placement agent. Pursuant to the distribution agreement, COGEFI will sell on behalf of the Company up to $5.0 million of the Series B 6% 2012 convertible redeemable preferred stock of the Company, at a stated price of $3.0 per share. In connection with each sale of the series B preferred stock, COGEFI will receive 15% of the gross subscription proceeds from the Company following acceptance by the Company of the subscriptions for the securities and receipt and acceptance of the funds underlying such subscriptions.

Leases

The majority of our communication towers reside on land that is leased under operating leases that expire over various terms. The leases contain renewal options with annual escalation rates that average between 3% and 5% and are executed annually or upon renewal of the term which range between 5-10 years. Escalation clauses present in operating leases are recognized on a straight-line basis over the non-cancelable term of the lease.

Future minimum rental payments under non-cancelable operating leases include payments for these renewal periods. The Company is reasonably assured that the leases will be renewed due to the adverse impact of losing the rent revenues related to these sites generated from its tenants. As a result, the future minimum rental payments included in the below table include payments for these renewal periods.

Future minimum rental payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2012 were as follows:

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended September 30,
2013	$698,549
2014	736,820
2015	733,106
2016	746,988
2017	749,754
Thereafter	11,202,748
Total minimum operating lease payments	$14,867,965

Total rent expense for the period from December 1, 2011 to September 30, 2012, the two months ended November 30, 2011 and the fiscal year ended September 30, 2011 were $0.6 million, 0.1 million and $0.7 million.

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

On October 4, 2011, a 4-for-1 stock dividend was paid. All share and per share amounts herein have been retroactively restated to reflect this dividend.

On October 3, 2011, Ms. Shostak, Cyber Supply’s former president and sole Director, cancelled 13,500,000 common shares and sold 11,500,000 common shares to in a private transaction to Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Partners AG, a Swiss investment company (“ENEX Capital”). WIF acquired 10,000,000 shares from Ms. Shostak for $43,478 and ENEX Capital acquired the remaining 1,500,000 shares for $6,522. After giving effect to such stock transfers and cancellations, there were 18,008,500 common shares issued and outstanding, of which WIF owned 55.5% and ENEX Capital owned 8.3% at the time of the transaction. Currently, the percentage ownership of WIF and ENEX Capital in CIG Wireless is 48.2% and 7.2%, respectively.

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

On December 5, 2011, the Company issued 750,000 common shares to acquire CIG, LLC valued at $75,000 (see Note 3).

On May 2, 2012, the Company issued 232,450 common shares for cash in the amount of $395 thousand, net of equity issuance costs.

On June 27, 2012, the Company issued an aggregate of 660,226 common shares to ENEX Group Management SA in lieu of a repayment of loans and accrued interests of $1,980,678 (see Note 7). In connection with the transaction, the Company paid approximately $128 thousand as equity issuance costs which were charged to additional paid-in capital.

On June 27, 2012, the Company issued 80,645 common shares to CRG Finance AG in lieu of a payment of open payables totaling $241,935.

On July 25, 2012, the Board of Directors approved a new class of Series B 2012 Convertible Redeemable Preferred Stock to be designated from the Company’s authorized preferred stock (“Preferred Stock”). On August 14, 2012, the Company filed a Certificate of Designations with the State of Nevada regarding the rights and preferences of the Preferred Stock. The Preferred Stock are convertible to Common Stock at a conversion price of $3.00 per share and have a dividend payable at the rate of six percent (6%) per annum, payable in cash biannually within twenty (20) Business Days after each of December 31 and June 30 of each year, and for such shorter period at the earlier of conversion or redemption, in preference to any declaration or payment of dividends on Common Stock. For any other dividends or similar distributions, the holders of Preferred Stock shall participate with Common Stock on an as-converted to Common Stock basis. The Preferred Stock may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance if the Preferred Stock has not been converted to Common Stock as of such date. The Preferred Stock shall not be mandatorily redeemable and will not be redeemable by the holder. The Preferred Stock automatically converts into Common Stock at the then-applicable Conversion Price upon the closing of an underwritten public offering of shares of Company Common Stock for a total gross offering value of not less than $40 million. No further shares of Preferred Stock will be issued after the date of disclosure regarding such underwritten offering. Up to 1,700,000 shares of the Preferred Stock are authorized for issuance by the Company.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the months of August and September 2012, the Company received subscriptions for 114,290 shares of the Series B Preferred Stock for $291 thousand proceeds, net of issuance costs.

Stock-Based Compensation

On November 28, 2011, the Company granted an aggregate of 100,000 common stock options to two directors of the Company at an exercise price of $3.75 per share. These options vest after one year and expire after three years from the grant date.

The Company’s Chief Executive Officer, Mr. Paul McGinn, received options to purchase 1,956,895 shares of the Company’s common stock at an exercise price of $3.00 per share in accordance with the terms and conditions of his employment related to his appointment on February 6, 2012. All of these options expire five years from the date of grant. Options to purchase 571,585 shares vested upon grant; options to purchase an additional 571,585 shares will vest on each of January 27, 2013 and January 27, 2014. Options to purchase 242,141 shares will vest on January 27, 2015.

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

The Company uses the Black-Scholes options pricing model to value its options, using the assumptions in the following table. Expected volatilities are based on the historical volatility of its stock. The expected term of options represents the period of time that the options granted are expected to be outstanding. The Company uses the simplified method to estimate the expected term for options as no sufficient historical data regarding exercise of options is available to use as a basis to estimate the expected term value. The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on expected dividends to be paid over the term of the options.

Range
Expected dividends	-%
Expected term (years)	1.9 – 4.0
Volatility	54.5% - 68.6%
Risk-free rate	0.03% - 0.37%

In accordance with ASC 718, stock-based compensation cost is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period. The grant date fair value of the options granted during the fiscal year ended September 30, 2012 was $3.0 million. Stock-based compensation expense for the year ended September 30, 2012 was $1.8 million. Unrecognized compensation expense as of September 30, 2012, relating to non-vested stock options is approximately $1.2 million and is expected to be recognized through 2015. At September 30, 2012, no options have been exercised or forfeited.

A summary of stock option activity and related information as of September 30, 2012, and changes during the year then ended, is presented below:

Weighted
		Weighted	average
		average	remaining
	Number	exercise	contract	Average intrinsic
	of options	price	(years)	value
Options
Outstanding, December 1, 2011	-	$-
Granted	2,506,895	3.16
Forfeited	-	-
Exercised	-	-
Total outstanding at September 30, 2012	2,506,895	$3.16	3.91	$-
Total exercisable at September 30, 2012	571,585	$3.00	4.33	$-

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS PER SHARE

Period from
December 1 2011 to September 30,
2012
Successor
Net loss per Share:
Net loss, attributable to common stockholders	$(4,047,047)
Weighted average shares outstanding, basic and diluted	20,030,769
Net loss per share, attributable to common stockholders, basic and diluted	$(0.20)

Common shares and dilutive securities:
Weighted average shares outstanding	20,030,769
Dilutive stock options	-
Total common shares and dilutive securities	20,030,769

13.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of current taxable losses, at September 30, 2012, the Company believes it is not more likely than not that the Company will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

As of September 30, 2012, the net operating losses available to offset future taxable income in the U.S federal and state jurisdictions were $4.3 million.

The table below represents the deferred income tax assets related to the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis for the years ended September 30, 2012 and 2011:

(In thousands)

	September 30, 2012	September 30, 2011
	Successor	Predecessor

Deferred tax Assets:
Net operating losses	$1,470	$-
Total deferred tax assets	1,470	-

Valuation allowance	(1,470)	-

Net deferred tax assets	$-	$-

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no net operating loss or deferred tax assets as of September 30, 2011. Prior to the acquisition of CIG LLC on December 5, 2011, the predecessor entity was a flow through entity for tax purposes.

14.	SUBSEQUENT EVENTS

Subsequent to the end of the period covered by this Report and through December 28, 2012, the Company issued 512,425 shares of Series B 2012 preferred shares (See Note 11) at a stated price of $3.00 per share and received $1,537,275 in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to the existence of material weaknesses in the design and effectiveness of disclosure controls and procedures discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO (Principal Executive Officer) and our CFO (Principal Financial Officer and Principal Accounting Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. Based on this evaluation, our management concluded that the following material weaknesses existed in our design and effectiveness of our disclosure controls and procedures:

1.	As of September 30, 2012, the Company did not maintain adequate IT controls related to securities around access to the accounting software used in most of the fiscal year ended September 30, 2012.

2.	As of September 30, 2012, The Company did not maintain adequate entity-level controls around segregation of duties within its accounting and finance function. The Company believes that this is primarily due to the limited number of staff and resources.

3.	As of September 30, 2012, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which has resulted in inconsistent practices.

As a result of these weaknesses, our internal control over financial reporting is not effective as of September 30, 2012. The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in size and number of staff in the finance and accounting department. In an effort to remediate these weaknesses, the Company has taken the following steps:

1.	The Company is in the testing phase of the implementation of the new software purchased at the beginning of the fiscal year. Once this phase is completed, the new software will help streamline the processes and provide for good security controls around access to the accounting software.

2.	Once the new software is solely used to record and process the transactions and operating activities and provide financial information about our company, we will formalize an accounting policies and procedures manual which will provide guidance to accounting personnel in the proper treatment of recording of financial transaction. In addition, management will implement adequate controls and procedures which will remediate the above weaknesses.

3.	The Company has added additional qualified personnel in the capacity of controller to its accounting and finance team during August 2012.

The Company believes that the above steps, as implemented and when validated, will remediate the above material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the change in internal control noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of December 31, 2012 are set forth below:

Name	Age	Position
Paul McGinn	49	President, Chief Executive Officer and Director
Sebastien Koechli	37	Chairman of the Board of Directors
Gabriel Margent	60	Director
Gert Rieder	50	Director
Akram Baker	46	Director
Romain Gay-Crosier	31	Treasurer and Chief Financial Officer

The following provides the biographical information regarding the current officers and directors of the Company as of December 31, 2012.

Paul McGinn has served as the Chief Executive Officer and as a member of the Board of Directors of CIG Wireless since the date of his appointment on February 6, 2012. Effective May, 14, 2012, Mr. McGinn has been appointed as the Company’s President. Prior to joining the Company, Mr. McGinn served as the President of TCP Consultants, Inc. since 2007. TCP is a consulting firm that specializes in the telecommunications sector with a focus on wireless applications. From 2002 until 2007, Mr. McGinn was the Chief Executive Officer of TCP Communications, LLC. TCP was founded in September 2002, focusing on acquisitions and raw land development for wireless communication towers in the Eastern United States. From 1996 until 2002, Mr. McGinn served as the Director of Acquisitions, for SBA, Inc. The Company has determined that Mr. McGinn’s extensive knowledge and experience in the tower industry and management has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Sebastien Koechli has served as the Chairman of the Board of Directors since May 14, 2012 and as a member of the Board of Directors of the Company since August 8, 2011. From August 8, 2011 to May 14, 2012, Mr. Koechli also served as the President of the Company. Additionally, from August 8, 2011 until November 28, 2011, Mr. Koechli served as the Chief Executive Officer of the Company. Mr. Koechli has over 12 years of experience in private equity, banking and multinational environments. Since June 2006, Mr. Koechli has served as Director of ENEX Group Management SA, an investment company based in Switzerland. Mr. Koechli has led acquisitions of equity participations and investments in multiple markets and industries including aviation, telecom, food, cosmetics, renewable energies and natural resources. Mr. Koechli supervised debt and equity financing and has been involved in the listing of companies on NYSE-Euronext and the Swiss Stock Exchange. Mr. Koechli has also served on various Boards of Directors. Prior to that, Mr. Koechli served as Deputy Head of Securities at EFG Bank, Head of Arbitrage at Bank Edouard Constant and Mergers and Acquisitions consultant at Nestlé International's head office. The Company has determined that Mr. Koechli’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gabriel Margent has served as a member of the Company’s Board of Directors since October 5, 2011. In addition, Mr. Margent has been the Chief Financial Officer and a member of the Board of Directors of Ardent Mines Limited since July 2012. From 2008 to 2010, Mr. Margent was a Consultant. From 1987 to 2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking. The Company has determined that Mr. Margent’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gert Rieder has served as a member of the Board of Directors of the Company since November 28, 2011. From 2009 to 2011, Mr. Rieder served as the Chief Executive Officer of Batelco Bahrain, where he led an organization of 1,450 employees. From 2008 until 2009, Mr. Rieder served as Senior Advisor for ENEX Finance, where he was responsible for the investments of ENEX Finance, with a specific focus on telecommunications. From 2004 to 2007, he was employed by TDC Fixnet Nordic in Denmark, where he was a member of the Executive Management Board, Executive Vice President, Head of the Residential Business Unit and Chairman of the Board for Call Center Europe. He has also held positions with TDC Switzerland AG, TDC Mobile A/S, Sunrise Communications AG and Tele Danmark. Mr. Rieder received his BSC in Economics from the Business School of Sonderb in Denmark, a Cand Merc from the Business School of Arhus in Denmark and an Executive MBA, from INSEAD in Fontainebleau France. The Company has determined that Mr. Rieder’s extensive qualifications and experience as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Akram Baker has served as a Director of the Company since February 8, 2012. Prior to that, Mr. Baker served as the Chief Executive Officer of the Company since November 28, 2011. He also served as the Chief Executive Officer of the Company’s subsidiaries CIG Services and CIG, LLC. Prior to joining CIG, LLC, Mr. Baker served as the organizational development and restructuring consultant for ten years. He handled the restructuring processes of numerous international companies and organizations, including the Palestinian Monetary Authority, the Central Bank of Egypt, Deutsche Bahn, Eurogate (Germany), and ExxonMobil. He has worked together with the US Federal Reserve, the World Bank, and the International Monetary Fund. Mr. Baker was brought on to restructure CIG, LLC in December 2010 and was appointed Chief Executive Officer of CIG, LLC in April 2011 and served as the Chief Executive Officer of CIG Services LLC since its formation until February 8, 2012. The Company has determined that Mr. Baker’s qualifications and experience in the restructuring and management areas have provided him with the knowledge, experience and relationships necessary to serve as a directory of the Company.

Romain Gay-Crosier has served as the Company's Treasurer and Chief Financial Officer since August 8, 2011. Mr. Gay-Crosier has over seven years of experience in controlling and reporting divisions of family offices and investment companies. In September 2007, he joined ENEX Group Management SA, an investment company based in Switzerland. Acting as financial controller, Mr. Gay-Crosier has been involved in multiple projects in areas such as aviation, telecom, food, cosmetics, renewable energies and natural resources. Since September 2010, he has been in charge of the reporting processes to the Board of Directors of the company. He also serves as treasurer of ENEX Group Management SA and its affiliated companies.

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

On February 12, 2008, the Company issued 25,000,000 shares of common stock as restricted securities to Maria Shostak, who was at that time the Company’s sole officer and director, in consideration of $0.00001 per share or a total of $50. All share amounts referenced in this section have been adjusted to reflect the Company’s four for one stock dividend. Ms. Shostak has not received and is not entitled to receive any additional consideration. On October 3, 2011, Ms. Shostak sold 11,500,000 shares of the Company’s common stock to Wireless Investment Fund AG and ENEX Capital Partners AG. On the same date, Ms. Shostak entered into a Share Tender and Cancellation Agreement with the Company, pursuant to which she tendered and cancelled her remaining 13,500,000 shares. As of August 8, 2011, Ms. Shostak resigned as an officer of the Company, and as of October 5, 2011, Ms. Shostak resigned as a director of the Company. ENEX Group Management SA, a related company to ENEX Capital Partners AG which owns approximately 7.2% of the Company’s issued and outstanding stock as of the date of this Report, entered into the following agreements with the Company:

-	The Company entered into an agreement with ENEX Management Group SA (“ENEX”) pursuant to which ENEX has loaned the Company loans in the amount of $2.7 million of which $1.7 million was convertible into common stock. On June 27, 2012, $2.0 million was converted into common stock at a conversion price of $3.0 per share. As of the date of filing of this Report, the outstanding amount on the loans due to ENEX was $0.8 million.

-	On March 26, 2012, the Company entered into a Corporate Development Agreement (the “ENEX Corporate Development Agreement”) and a Corporate Consulting Agreement (the “ENEX Corporate Consulting Agreement”) with ENEX. Pursuant to the ENEX Corporate Development Agreement, ENEX will assist the Company in raising capital. ENEX shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s Common Stock (the “ENEX Common Equity Placement Compensation”), 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock (“ENEX Preferred Equity Placement Compensation”), 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for ENEX Preferred Equity Placement Compensation; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for ENEX Preferred Equity Placement Compensation.

Pursuant to the ENEX Corporate Consulting Agreement, ENEX Group Management S.A. shall render advisory services to the Company. The Company will pay fees to ENEX Group Management S.A., including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX Group Management S.A. in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the monthly amounts of $19,500 and $12,500 respectively.

ENEX Capital Partners AG is a shareholder of the Company. Sebastien Koechli, the Company’s Chairman of the Board is also a director of ENEX Group Management SA(“ENEX”), a related company to ENEX Capital Partners AG, and as such, Mr. Koechli recused himself from any and all deliberations regarding loan from ENEX, as well as the ENEX Corporate Development Agreement and the ENEX Corporate Consulting Agreement described below. ENEX serves as a management advisor to the Company.

On October 7, 2011, the Company entered into an acquisition agreement pursuant to which the Company acquired all membership interests in CIG Services from the CIG, LLC. The membership interests of CIG Services were acquired by the Company for a nominal amount. Mr. Baker was the President and Chief Executive Officer of CIG Services and CIG, LLC. CIG Services was formed by CIG, LLC to provide comprehensive management and support services for the operation, administration and management of cell phone towers.

CIG Services entered into a Search Ring License & Service Agreement, by and between BAC-CIG, LLC (“Licensor”) and CIG Services, as Licensee, on October 7, 2011 (the “Ring Development Agreement”). The agreement has a term that terminates on December 31, 2012. The Licensor holds all right, title and interest and/or indirect economic interests, to a portfolio of search rings (collectively, the “Search Ring Assets”). The Ring Development Agreement grants CIG Services an exclusive license to utilize the Search Ring Assets to develop, construct and market telecommunication tower and infrastructure assets (“Future Tower Assets”). Under the terms of the Ring Development Agreement, the Licensor contributed an aggregate of $2,000,000 to the Company, through the purchase of the Company’s Series A 4% 2012 Convertible Redeemable Preferred Stock, to fund the development, construction and marketing of the Future Tower Assets. Mr. Akram Baker served as the Chief Executive Officer of the Company and as President and CEO of the CIG, LLC. Mr. Baker was also an authorized signatory of the company with whom CIG Services has entered into the Ring Development Agreement, BAC-CIG, LLC. Mr. Baker recused himself from any and all deliberations and voting with respect to determinations of the Board of Directors of the Company regarding the Ring Development Agreement.

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

Corporate Governance Matters

Audit Committee and Charter

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

The Audit committee consists of Mr. Gabriel Margent and Mr. Gert Rieder. Mr. Margent and Mr. Rieder are the only members of the Company’s Board of Directors who are deemed independent directors as defined in Rule 10A(m)(3) of the Exchange Act.

Audit Committee Financial Expert

The Board has determined that Mr. Gabriel Margent qualifies as our “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Code of Ethics

The Company has adopted a corporate Code of Ethics that is designed to promote high standards of ethical conduct by our directors and employees. The Code of Ethics requires that our directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest and provide full, fair, accurate, timely and understandable disclosure in public reports; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Director Independence

As of the date of this Report, Mr. Gabriel Margent and Mr. Gert Rieder are the only members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A(m)(3) of the Exchange Act. The Company has also adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15).

Compensation Committee

During the fiscal year ended September 30, 2012, the Company formed a compensation committee. As of the date of this Report, Mr. Gabriel Margent and Mr. Gert Rieder are the only members of the Compensation Committee. The primary responsibilities of the compensation committee is, among other things to review the compensation paid to non-employee directors and executive officers and make recommendations to the Board, assisting the Board with establishing the Chief Executive Officer’s annual goals and recommend his compensation to the other members of the Board. The Company is in the process of adopting a charter for the Compensation Committee.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2012, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Wireless Investment Fund AG	1	1		0
Akram Baker	1	1		0
Gert Rieder	1	1		0
Gabriel Margent	2	2		0
Paul McGinn	1	1		0

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors approves all compensation and awards to the individuals included in the Summary Compensation Table. The Board of Directors may get involved, recommends or approves the compensation or awards to other employees of the Company. The Board reviews the overall compensation philosophy and strategy of the Company, establishes corporate goals and objectives relevant to the compensations of the Chief Executive Officer (“CEO”) compensation, evaluates the CEO’s performance in light of those goals and objectives, reviews and approves the compensation structure for other employees or executives and reviews and approves the CEO’s recommendations regarding director compensation or other officers or employees of the Company.

Philosophy and Objectives

The Company’s objectives are to attract and retain talented executives who we believe will help us meet our objectives and support our company’s growth. We attempt to recruit executives with extensive experience in the communications tower industry, management, finance and tower operations with the expectation that they will share their knowledge and develop a successful organization. We strive to provide our executives with a compensation package that is competitive for a given position in our industry and geographic region.

Elements of compensation

Currently, our compensation packages may include in addition to compensation, equity compensation or other benefits. Currently, our executive compensation packages may include equity compensation in the form of stock option grants. However, these packages do not include currently equity awards plans in the form of restricted stock or bonuses.

Based salary. Base salary for our executives is determined based on the specific level and experience of the executive and the position’s responsibilities. Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region.

Variable component. Variable goals may be established by the Board after discussion with the executive which will result in additional compensation that varies depending on the level of achievement of these goals. The variable component may be in the form of cash compensation or equity awards.

Equity Incentive Awards. All grants require the approval of the full Board of Directors. In case of a change of in control in CIG Wireless, any unvested options held by each of our named executive officers will fully vest on the date of the change in control.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us during the year ended September 30, 2012, the seven months ended September 30, 2011 and the full fiscal year ended February 28, 2011 and our subsidiaries in all capacities, by our current principal executive officer who served executive officers at September 30, 2012. In addition, the table presents the compensation awarded to our former Principal Executive Officers.

	Fiscal			Equity Awards		All Other
Name and Principal Position	Year		Salary	(1)		Compensation		Total

Paul McGinn (4)	2012		$201,933	$2,414,031	(5)	$34,235	(6)	$2,650,199
President and Chief	2011	(2)	-	-		-		-
Executive Officer	2011	(3)	-	-		-		-

Akram Baker (7)	2012		-	65,813	(7)	-		65,813
Director, Former President and	2011	(2)	-	-		-		-
Former Chief Executive Officer	2011	(3)	-	-		-		-

Sebastien Koechli (8)	2012		-	-		-		-
Director, Former President and	2011	(2)	-	-		-		-
Former Chief Executive Officer	2011	(3)	-	-		-		-

Maria Shostak (9)	2012		-	-		-		-
Former President, Former Chief	2011	(2)	-	-		-		-
Executive Officer, Former Chief	2011	(3)	-	-		-		-
Financial Officer and Former Director

Romain Gay-Crosier (10)	2012		-	-		-		-
Chief Financial Officer	2011	(2)	-	-		-		-
	2011	(3)	-	-		-		-

(1)	Reflects the total grant date fair value for awards granted in 2011 and 2010 and do not reflect actual compensation realized by our named executive officers. The aggregate grant date fair value of restricted stock and options awards granted within the fiscal year was determined in accordance with ASC 718 “Compensation, Stock Compensation”.

(2)	Represents the short year consisting of seven months ended September 30 as a result of the Company changing its fiscal year end from February 28 to September 30.

(3)	Represents the fiscal year ended February 28, 2011.

(4)	Mr. McGinn was appointed as the Chief Executive Officer of the Company on February 6, 2012. His salary includes all cash amounts paid to him during the fiscal year ended September 30, 2012. Pursuant to the terms of his employment agreement with the Company, Mr. McGinn has been granted stock options to purchase 1,956,895 shares of common stock at an exercise price of $3.00 per share.

(5)	Pursuant to the terms of his employment agreement with the Company, Mr. McGinn has been granted stock options to purchase 1,956,895 shares of common stock at an exercise price of $3.00 per share.

(6)	Represents the Company’s portion of health benefits or $4,600 and 401K company match contributions of $5,078 payments for apartment rental of $17,629 and leased vehicle of $6,928. Under his employment agreement, Mr. McGinn has also the right to receive a life insurance policy and other benefits as an employee of the Company.

(7)	Mr. Baker resigned his position as Chief Executive Officer effective February 6, 2012. Mr. Baker received no salary for any of the periods presented above. On March 26, 2012, he received options to purchase 50,000 shares of common stock at an exercise price of 3.75 per share.

(8)	Mr. Koechli resigned his position as Chief Executive Officer effective November 28, 2011. He received no compensation during the periods presented above.

(9)	Ms. Shostak resigned her position as the Chief Executive Officer and Chief Financial Officer effective August 8, 2011 and as Director effective October 5, 2011 and sold all her shares in the Company. She received no compensation during the periods presented above.

(10)	Mr. Gay-Crosier serves as the Chief Financial Officer of the Company and has received no compensation during the periods presented. Mr. Gay-Crosier is an employee of ENEX Management Group SA, a related company to ENEX Capital Partners AG who is a shareholder of the Company and owns 7.2% of the Company’s Common Stock as of September 30, 2012. Mr. Gay-Crosier receives his compensation from ENEX through the advisory fees paid to them by the Company of $19,500 per month.

Outstanding Equity Awards as of September 30, 2012

The following table provides information about the number and value of unexercised options for the named executive officers as of September 30, 2012. No named executive officers exercised any stock options during the fiscal year ended September 30, 2012. There was no stock outstanding as of September 30, 2011.

Name and Principal	Number of Securities Underlying Unexercised		Option Exercise	Option Expiration
Position	Options		Price ($)	Date
	Exercisable	Not exercisable

Paul McGinn(1)	571,585	1,385,311	3.00	January 27, 2017
Akram Baker	-	50,000	3.75	February 8, 2013
Gert Rieder	-	50,000	3.75	November 30, 2014
Gabriel Margent	-	50,000	3.75	November 30, 2014

(1)	See discussion below under the caption “Employment Agreements” for disclosures regarding option grants to Mr. Paul McGinn.

Employment Agreements

Paul McGinn, President and Chief Executive Officer. Mr. McGinn’s employment is governed by the employment agreement entered into on July 25, 2012 reflecting the terms and conditions of agreement with the Company set forth in the binding term sheet dated January 27, 2012. The employment agreement has a term of three years and shall review for one-year periods unless either Mr. McGinn or the Company provides notice of non-renewal. Pursuant to the Employment Agreement, Mr. McGinn’s compensation will be $450,000 per year for his services as an officer, consisting of fixed component of $300,000 per year, and a variable component of up to $150,000 per year. All Variable Component goals will be set at the beginning of each year between Mr. McGinn and the Board. Performance with respect to the Variable Component shall be measured at the end of the year. In the event that Mr. McGinn is terminated without cause, he shall be paid for nine months at a rate of $450,000 per annum. Mr. McGinn has also received options to purchase 1,956,895 shares at an exercise price of $3.00 per share of the Company’s common stock as follows (1) Non-qualified stock options equal to 5% of outstanding shares of the Company’s common stock as of January 27, 2012, vesting 33.33% on the same day of the grant and 33.33% on each anniversary thereafter until vested in full, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company; and (2) Qualified stock options equal to 4.9% of outstanding shares of the Company’s common stock as of January 27, 2012, with an exercise price of fair market value determined by the volume weighted average per share with respect to the 20 trading days prior to the January 27, 2012, vesting 25% on the same day of the grant, and 25% on each anniversary thereafter, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company. Such qualified options may be reduced based on the number of stock options granted to other management of the Company. Should the Company reach certain goals for share price and market capitalization, Mr. McGinn shall receive additional non-qualified options representing 2.5% of the issued and outstanding common stock, with an exercise price per share of $4.00 per share, vesting 33.33% at the date of grant, and 33.33% on each anniversary thereafter, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company. Mr. McGinn shall also receive a life insurance policy and other benefits as an employee of the Company.

Compensation of Non-Executive Directors

For the year ended September 30, 2012, the Company paid the following amounts for services provided by our non-executive directors:

	Fees Earned or		All Other
Name	Paid in Cash	Option Awards	Compensation	Total

Sebastien Koechli	$-	$-	$-	$-
Akram Baker	20,000	65,813	-	85,813
Gert Rieder	32,973	56,310	-	89,283
Gabriel Margent	30,544	56,310	-	86,854

Sebastien Koechli, Chairman

The Company has not paid any compensation to Mr. Koechli through the date of this Report. Mr. Koechli is compensated through ENEX, a related party where he serves as a director . The Company pays ENEX advisory fees in the amount of $12,500 per month for the services rendered by Mr. Koechli.

Akram Baker, Director; Gabriel Margent, Director; Gert Rieder, Director

Mr. Baker, Mr. Margent and Mr. Rieder are compensated each in the amount of $5,000 per month of which $2,500 shall be payable on a monthly basis. The balance of such compensation will accrue until such date as the Company receives capital investments in the amount of $10,000,000 at which time all accrued and unpaid amounts will be paid. In addition, each of the three directors received options to purchase 50,000 shares of common stock.

Romain Gay-Crosier, Treasurer and Chief Financial Officer

The Company has not paid any compensation to Mr. Gay-Crosier during the year ended September 30, 2012. Mr. Gay-Crosier is an employee of ENEX, a related party. The Company pays ENEX advisory fee of $19,500 per month for services rendered by Mr. Gay Crosier.

Long-Term Incentive Plan Awards

The Company has not yet adopted any long-term incentive plans that provide compensation intended to serve as incentive for performance. Subsequent to the period covered by this Report the Company adopted an equity incentive plan providing for the issuance of options and other equity awards up to an aggregate of one million shares of Common Stock.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012 for the following:

•	Each person or entity known to own beneficially more than 5% of the outstanding common stock;
•	Each director;
•	Each of the executive officers named in the Summary Compensation table; and,
•	All current executive officers and directors as a group.

Applicable percentage ownership is based on 20,739,731 shares of common stock outstanding as of December 31, 2012, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after December 31, 2012, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. The address of each executive officer and director is c/o CIG Wireless Corp., Five Concourse Parkway, Suite 3100, Atlanta, Georgia 30328. For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities with the SEC.

	Number of Shares		Percentage
Name of beneficial owners	Beneficially Owned		Ownership
Five Percent Shareholders:

Wireless Investment Fund	10,000,000		48.2%
ENEX Capital Partners AG (1)	1,500,000		7.2%
Executive Officers and Directors:
Paul McGinn, Chief Executive Officer, President and Director	1,143,170	(2)	5.5%
Akram Baker, Director	50,000	(2)	*
Sebastien Koechli, Chairman of the Board (1)	-		-
Gabriel Margent, Director	50,000	(2)	*
Gert Rieder, Director	50,000	(2)	*
Romain Gay-Crosier, Chief Financial Officer and Treasurer (3)	-		-
All Executive Officers and Directors as a Group	1,293,170		5.9%

* Represents less than 1%

(1)	Mr. Koechli is a director of ENEX Group Management SA, a related party to ENEX Capital Partners AG. Mr. Koechli does not have any power to vote or control disposition of any shares of the Company owned by ENEX Capital Partners AG.

(2)	Represents stock options granted during the fiscal year ended September 30, 2012.

(3)	Mr. Gay-Crosier serves as the controller of ENEX Group Management SA, a related party to ENEX Capital Partners AG; however, he has no powers to vote or control disposition of any shares of the Company owned by ENEX Capital Partners AG.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

On October 3, 2011, Ms. Shostak sold 11,500,000 shares of common stock to two purchasers in a private transaction. Ms. Shostak simultaneously tendered and cancelled 13,500,000 shares of common stock pursuant to a Share Tender and Cancellation Agreement, by and between the Company and Ms. Shostak (these share numbers have been increased to reflect the effect of the share dividend). Ms. Shostak sold her shares to Wireless Investment Fund AG, a Swiss investment company (“WIF”), and ENEX Capital Partners AG, a Swiss investment company (“ENEX Capital”). WIF acquired 10,000,000 shares of common stock from Ms. Shostak at an aggregate purchase price of $43,478 and ENEX Capital acquired 1,500,000 Shares for an aggregate purchase price of $6,522. After giving effect to such stock transfers and cancellations, there were 18,008,500 shares of common stock issued and outstanding, of which WIF owned 55.5% and ENEX Capital owned 8.3% at the time of the transaction. Subsequent to this change in control, the Company issued 1,000,000 shares of preferred stock and 750,000 shares of common stock, as described herein.

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

The Company’s Board of Directors currently has an Audit Committee consisting of Mr. Margent and Mr. Rieder, a Disclosure Committee, consisting of the entire Board of Directors and a Compensation Committee consisting of Mr. Margent and Mr. Rieder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Auditor Fees and Pre-Approval Policy

Effective the year ended September 30, 2012, our Audit Committee has adopted a policy that requires pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages the auditors, the Audit Committee pre-approves the audit engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis. The Audit Committee may delegate its authority to pre-approve services to one or more of its members, whose activities are reported to the Audit Committee at each regularly scheduled meeting.

During the fiscal years ended September 30, 2012 and 2011, we incurred the following fees for services performed by our auditors, MaloneBailey LLP. These fees include audit fees of our annual financial statements on Form 10-K and review of our quarterly financial statements on Form 10-Q:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2012	September 30, 2011
	Successor	Predecessor
Audit Fees	$250,000	$200,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$250,000	$200,000

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report.

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets for the Years Ended September 30, 2012 and 2011
-	Consolidated Statements of Operations for the Period from December 1, 2011 to September 30, 2012, the Period from October 1, 2011 to November 30, 2011 and the Fiscal Year ended September 30, 2011
-	Consolidated Statements of Member’s Capital and Stockholders’ Equity for the Year Ended September 30, 2011, the Period from October 1, 2011 to November 30, 2011 and the Year Ended September 30, 2012
-	Consolidated Statement of Cash Flows for the Period from December 1, 2011 to September 30, 2012, the Period from October 1, 2011 to November 30, 2011 and the Fiscal Year ended September 30, 2011
-	Notes to the Consolidated Financial Statements
-	Management’s Annual Report on Internal Control over Financial Reporting

(a)	2. Financial Statements Schedules

(In thousands)

Schedule II - Valuation and Qualification Accounts

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Valuation Allowance for deferred taxes:
Period from December 1, 2011 to September 30, 2012	$-	$1,470	$-	$1,470

(a)	3. Exhibits

See the index to exhibits attached below

(b)	See item 15(a)(3) and separate Exhibits Index attached hereto
(c)	Not Applicable

Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	File Herewith

Exhibit 3.1	Articles of Incorporation, incorporated by reference	S-1	4/25/2008	3.1

Exhibit 3.2	By Laws, incorporated by reference	S-1	4/25/2008	3.2

Exhibit 3.3	Certificate of Designations for Series A 4% 2012 Convertible Redeemable Preferred Stock incorporated by reference	8-K	10/11/2011	3.3

Exhibit 3.4	First amended Articles of Incorporation, incorporated by reference	10-Q	2/21/2012	3.4

Exhibit 3.5	Certificate of designations of Series B 6% 2012 Convertible Redeemable Preferred Stock	8-K	8/23/2012	3.5

Exhibit 3.6	First amended By-Laws, incorporated by reference	8-K	4/18/2012	3.4

Exhibit 10.1	Senior Promissory Note, by and between the Company and CRG Finance AG, incorporated by reference	8-K	2/23/2011	10.1

Exhibit 10.2	Corporate Development Services Agreement, by and between the Company and CRG Finance AG, dated as of June 1, 2011 incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2011.	8-K	6/1/2011	10.2

Exhibit 10.3	Promissory Note, by and between the Company and ENEX Group Management SA, dated as of August 8, 2011, incorporated by reference	10-Q	10/7/2011	10.3

Exhibit 10.4	Stock Purchase Agreement, by and between Maria Shostak and Wireless Investment Fund AG, dated as of October 3, 2011, incorporated by reference	8-K	10/11/2011	10.4

Exhibit 10.5	Stock Purchase Agreement, by and between Maria Shostak and ENEX Capital Partners AG, dated as of October 3, 2011, incorporated by reference	8-K	10/11/2011	10.4

Exhibit 10.6	Share Tender and Cancellation Agreement, by and between the Company and Maria Shostak, dated as of October 3, 2011, incorporated by reference	8-K	10/11/2011	10.6

Exhibit 10.7	Limited Liability Company Membership Interests Purchase Agreement, by and among the Company, Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.7

Exhibit 10.8	Series A 4% 2012 Convertible Redeemable Preferred Stock Purchase Agreement, by and between the Company and BAC-CIG, LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.8

Exhibit 10.9	Administration Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.8

Exhibit 10.10	Employee Services Agreement, by and between Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.8

Exhibit 10.11	Search Ring License & Service Agreement, by and between BAC-CIG, LLC as Licensor and CIG Services, LLC as Licensee, dated October 7, 2011, incorporated by reference	8-K	10/11/2011	10.11

Exhibit 10.12	Form of Indemnification Agreement, by and between the Company and its Directors, incorporated by reference	8-K	10/11/2011	10.12

Exhibit 10.13	Management Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.13

Exhibit 10.14	Limited Liability Company Membership Interests Purchase Agreement, dated as of December 5, 2011, by and among Communications Infrastructure Group, LLC, CIG Wireless Corp., CIG Properties, Inc. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference	8-K	12/7/2011	10.14

Exhibit 10.15	Common Stock Purchase Agreement, dated as of December 5, 2011, by and among CIG Wireless Corp. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference	8-K	12/7/2011	10.15

Exhibit 10.16	Promissory Note to ENEX Dated December 15, 2011 incorporated by reference	10-Q	5/21/2012	10.16

Exhibit 10.17	Term Sheet between CIG Wireless Corp and Paul McGinn executed on January 27, 2012 incorporated by reference	10-Q	5/21/2012	10.17

Exhibit 10.18	Corporate Development Agreement Between CIG Wireless Corp. and CRG Finance incorporated by reference	10-Q	5/21/2012	10.18

Exhibit 10.19	Corporate Consulting Agreement Between CIG Wireless Corp. and CRG Finance incorporated by reference	10-Q	5/21/2012	10.19

Exhibit 10.20	Corporate Development Agreement Between CIG Wireless Corp. and ENEX Group incorporated by reference	10-Q	5/21/2012	10.20

Exhibit 10.21	Corporate Consulting Agreement Between CIG Wireless Corp. and ENEX Group incorporated by reference	10-Q	5/21/2012	10.21

Exhibit 10.22	Convertible Secured Note Dated on March 29, 2012 incorporated by reference	10-Q	5/21/2012	10.22

Exhibit 10.23	Security Agreement between CIF Wireless Corp. and the Lenders Dated March 29, 2012 incorporated by reference	10-Q	5/21/2012	10.23

Exhibit 10.24	Convertible Secured Note Dated on June 21, 2012 incorporated by reference	10-Q	8/14/2012	10.24

Exhibit 10.25	Convertible Secured Note Dated on June 29, 2012 incorporated by reference	10-Q	8/14/2012	10.25

Exhibit 10.26	Amended and Restated Limited Liability Company Operating Agreement Dated June 30, 2012 incorporated by reference	10-Q	8/14/2012	10.26

Exhibit 10.27	Exchange Agreement by and among CIG, LLC, Infratrust ZWEI GMBH & CO. KG and Compartment IT2, LP incorporated by reference	10-Q	8/14/2012	10.27

Exhibit 10.28	Exchange Agreement by and among CIG, LLC, Infratrust FÜNF GMBH & CO. KG and Compartment IT5, LP incorporated by reference	10-Q	8/14/2012	10.28

Exhibit 10.29	Exchange Agreement by and among CIG, LLC, BAC Infratrust Premium Neun GMBH & CO. KG and Compartment IT9, LP incorporated by reference	10-Q	8/14/2012	10.29

Exhibit 10.30	Employment Agreement dated July 25, 2012 between CIG Wireless Corp and Paul McGinn	10-Q	8/14/2012	10.3

Exhibit 10.31	Credit Agreement between CIG Comp Tower and Macquarie Bank Limited dated September 7, 2012 †	8-K/A	12/19/2012	10.1

Exhibit 10.32	Security Agreement between CIG Comp Tower, CIG Properties and Macquarie Bank Limited †	8-K	9/14/2012	10.2

Exhibit 10.33	Guaranty by CIG Properties, LLC in favor of Macquarie Bank Limited †	8-K	9/14/2012	10.3

Exhibit 10.34	Pledge Agreement Between CIG Properties, LLC and Macquarie Bank Limited †	8-K/A	12/19/2012	10.4

Exhibit 14.1	Code of Ethics incorporated by reference	10-KT	2/6/2012	14.1

Exhibit 21.1	List of Subsidiaries				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X *
Exhibit 99.1	Audit Committee Charter	10-KT	2/6/2012	99.1

Exhibit 99.2	Disclosure Committee Charter	10-KT	2/6/2012	99.2

Exhibit 99.3	Whistleblower Procedures Policy	10-KT	2/6/2012	99.3

101.INS	XBRL Instance Document				X *

101.SCH	XBRL Taxonomy Extension Schema				X *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X *

101.DEF	XBRL Taxonomy Definition Linkbase				X *

101.LAB	XBRL Taxonomy Extension label Linkbase				X *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X *

†	The registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

*	These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIG WIRELESS CORP.

By:	/s/ Paul McGinn
Name: Paul McGinn
Title: Principal Executive Officer and Director

By:	/s/ Romain Gay-Crosier
Name: Romain Gay-Crosier
Title: Principal Financial Officer and
Principal Accounting Officer

Dated: December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sebastien Koechli
Name: Sebastien Koechli
Title: Chairman
Dated: December 31, 2012

/s/ Gabriel Margent
Name: Gabriel Margent
Title: Director
Dated: December 31, 2012

/s/ Gert Rieder
Name: Gert Rieder
Title: Director
Dated: December 31, 2012

/s/ Akram Baker
Name: Akram Baker
Title: Director
Dated: December 31, 2012

