Form 10-KT
period 2012-12-31
CIG WIRELESS CORP.
filed 2013-02-14
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 2012 to December 31, 2012

Commission file number: 000-53677

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At February 14, 2013, 20,739,931 shares of the Registrant’s common stock, $0.00001 par value per share, were outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $31,219,265 as of June 30, 2012, based on the closing price of the Company’s common stock as reported on the Over the Counter Bulletin Board on that date.

Documents incorporated by reference:

None.

Explanatory Note

On January 23, 2013, the Board of Directors of the Registrant approved the change in fiscal year-end from September 30 to December 31. On January 25, 2013, the Company has filed a current report on Form 8-K to disclose this event.

As a result of the change in the fiscal year-end reporting period, the Registrant is hereby filing this Report on Form 10-K (this “Report”) for the transition period from October 1, 2012 to December 31, 2012. The Registrant will subsequently file annual reports on Form 10-K for each calendar year ending on December 31 and quarterly reports on Form 10-Q for quarters ending on March 31, June 30, and September 30.

Cautionary Language Regarding Forward-Looking Statements

This Transition Report on Form 10-K (this “Report”) contains forward-looking statements that are based on management's expectations as of the filing date of this Report with the Securities and Exchange Commission ("SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and new tenant additions; and (ii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iii) anticipated growth in market share, future revenues, and operating cash flows; and (iv) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

PART I

ITEM 1. BUSINESS

Except as otherwise stated or required by the context, references in this document to “CIG Wireless”, “CIGW”, the “Company”, we”, and “our”, refer to CIG Wireless Corp. and its subsidiaries.

Overview

We are a young and dynamic company that develops, operates and owns wireless and broadcast communication towers in the United States. Our core business consists of leasing antenna space on our communication sites via long-term contracts. Our tower infrastructure can accommodate multiple customers for antennas necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, acquiring more towers and constructing new towers.

The following provides some highlights regarding our site rental business as of December 31, 2012:

➢	We own 67 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 17 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utilities.

➢	Approximately 91% of our revenues are derived from site rental revenues of our communication towers.

➢	Our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates ranging between 3% and 4% per year.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries of CIG Wireless. Our wholly-owned subsidiaries are “CIG, LLC”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, and “CIG Comp Tower, LLC”.

History

We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia. On November 29, 2011, we changed our name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect our new business operation. Our Common Stock is now traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

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

On October 7, 2011, we, through our subsidiary, CIG Services, have entered into seven Tower Management Agreements (each, a “Tower Management Agreement”) with various related parties whereby we are to maintain, market, operate, manage and administer certain tower, rooftop or other telecommunication sites owned or managed by the related parties (the “Tower Sites”). We have acted as the exclusive agent of the various related parties and managed the Tower Sites in accordance with all outstanding Tower Site leases, easements, other applicable agreements, and applicable law and industry standards. We received a monthly fee from the related parties for the performance of the Tower Site management services. Each Tower Management Agreement is governed under the laws of the State of Georgia. On June 30, 2012, four of these Tower Management Agreements terminated in connection with the June 30, 2012 restructuring, amended on December 31, 2012, pursuant to which the various related parties received class A membership interests in CIG, LLC. We continue to receive the monthly fees related to the remaining three agreements that are still in effect as of December 31, 2012.

On December 5, 2011, we completed the acquisition of CIG, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG in exchange for the issuance of 750,000 shares of our Common Stock. Both parties agreed, for the convenience of month end closing procedures, to account for the acquisition as if it occurred on November 30, 2011. The results of operations and cash flows obtained through the use of November 30, 2011, rather than December 5, 2011, are not considered to be materially different. The consolidated financial statements included in this Report herein are presented under predecessor entity reporting and because the acquiring entity had no operations, prior historical information of the acquirer is not presented.

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

On September 7, 2012, we completed the acquisition of nineteen communication towers and related assets and rights from Towers of Texas, Ltd., a privately held company, for a purchase price of approximately $3.5 million in cash. The acquisition expands our portfolio of assets and our presence in the Texas region.

On September 7, 2012, we, through our subsidiary CIG Comp Tower, LLC, closed a new multi-draw term loan credit facility (“Credit Facility”) with Macquarie Bank Limited (“Macquarie”). The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC. Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility. As of December 31, 2012, we had a Credit Facility commitment of $15 million on which we have withdrawn $10 million. The Credit Facility may be expanded up to $150 million.

On November 28, 2012, the Board of Directors of the Company approved the declaration of the 6% dividends on the Series B Preferred Stock for the amounts accrued through December 31, 2012. In addition, effective the same day, the Board of Directors of the Company terminated the designation of the Series A 4% Preferred Stock.

Our subsidiary and predecessor, CIG, LLC previously entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to CIG, LLC for acquisition of tower assets which were segregated on the books by investment group. Profits from these towers were allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return were obtained by the related party investors, subsequent profits were allocated based upon ownership. Direct operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit. Overhead expenses are allocated to the related party investors at a rate ranging between 60% and 99.999%. Five of these related party investors restructured their agreements on June 30, 2012 whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in our subsidiary CIG, LLC (the “Restructuring”) intended to align our organization with our strategic plans, including anticipated near-term financing.

On December 31, 2012, we amended the Restructuring and the Amended and Restated Limited Liability Company agreement of CIG, LLC (the “Amendment”) with Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP (collectively, the “Compartments”), the general partner of the Compartments, IAM US, LLC, the managing director of the general partner, MfAM Mobilfunk Asset Management GmbH, and the following subsidiaries of the Company: CIG, LLC, CIG Solutions, LLC, and CIG Towers, LLC. The amendment modifies the prices for conversion into our Common Stock of the Class A Interests of CIG, LLC owned by the Compartments. Pursuant to this Amendment, the Class A Interests will be subject to an initial minimum conversion price of $2.00 per share of our Common Stock and an initial maximum conversion price of $3.00 per share of our Common Stock, with increase of the maximum conversion price per share after listing of our Common Stock on a “national securities exchange” (each, an “Exchange”) as such term is defined under Section 6 of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, by $0.50 per share every 30 day period thereafter, up to a maximum conversion price of $5.50 per share of our Common Stock. The applicable Trading Value will be determined by reference to the twenty (20) trading days’ volume weighted average price per share of our Common Stock preceding the date of notice of conversion.

The Restructuring, as amended is described in further detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Note 9 of the notes to the consolidated financial statements included in this Report.

Effective January 23, 2013, we changed our fiscal year end from September 30 to December 31.

Site Leasing Services

Our site leasing revenues accounted for approximately 91% of our total revenues for both of the three months ended December 31, 2012 and the period from December 1, 2011 to September 30, 2012. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes and repairs and maintenance.

Our portfolio of towers consists of towers that were either acquired on the open market or through the successful awarding to the Company of carrier tower projects. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our tenants include large national wireless carriers that operate national or regional networks including AT&T, Sprint, Verizon Wireless and T-Mobile, and governmental and public entities and utilities. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates which range between 3-4% per year, including the renewal periods.

Our business strategy for expanding our tower portfolio is to pursue potential acquisitions from third parties and complete the construction of new build-to-suit towers in strategic locations under build-to-suit arrangements. We choose potential acquisitions that are located in strategic locations that are expected to grow the demand for our portfolio of towers which will result in revenue and profitability growth. For each potential acquisition, we analyze various parameters that include the current condition of the assets, tower cash flows projections, review of available capacity, future lease up projections and a summary of current and possible additions of new tenants. These analyses are very important during the process to help us negotiate the acquisition price and perform our due diligence process.

Under the new build-to-suit arrangements, we construct towers over a location chosen by the wireless carrier. As such, there will be at least one signed tenant lease for each new build on the day the construction starts and in some cases; there will be multiple tenants on the day of completion of the build-to-suit arrangement. We retain ownership of the towers built and the right to co-locate additional tenants.

Management and Other Services

Management and other service revenues accounted for approximately 9% of our total revenues for both of the three months ended December 31, 2012 and the period from December 1, 2011 to September 30, 2012. Management service revenues include tower management fees earned in connection with the Tower Management Agreements entered into with certain related parties. Other service revenues are tower related services such as site inspection and structural analysis services provided to our customers upon request.

Industry Overview

The following discussion highlights certain of the industry trends and expectations:

➢	We believe that growing wireless traffic and next-generation technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites.

➢	We believe demand for communications sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next-generation data networks. To meet these objectives, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site operation and development capabilities.

➢	We believe that the U.S. wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality services. Therefore, we expect that we will see a multi-year trend of strong additional cell site demand from wireless carriers.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term and recurring nature of the revenue stream of our site leasing business makes our results of operations more predictable and less volatile. The site leasing business provides a stable, recurring cash flow stream and reduces our exposure to cyclical changes in customer spending.

The following highlights the main factors of our strategy:

Organic growth in Tenant Volume. We constantly seek to maximize organic growth and usage of tower capacity. We generally construct or acquire towers that accommodate multiple tenants and the majority of our towers are high capacity. Most of our towers have significant capacity available for additional antennas and we believe that increased use of our towers can be achieved at a low incremental cost.

Growth of Tower Portfolio. We actively pursue strategic and disciplined growth of our portfolio, through additional strategic tower acquisitions and the construction of new towers through built-to-suit arrangements. The built-to suit arrangements minimize the risk of the tower not meeting customer demand because the locations are chosen by our wireless carriers.

Management Experience. We leverage our management team experience to expand positioning in the tower industry. Management believes that its extensive industry expertise and strong relationships with wireless service providers will allow us to expand our position in the near term in the site leasing and site development services.

Securing Long-Term ground leases. We have entered and continue to enter into long-term leases to secure access rights to the land that underlies our towers for terms that generally extend beyond 30 years. We believe that these leases, to the extent available at commercially reasonable prices, will increase our margins, minimize the risk of ground rent increase and improve our cash flows from operations in the future.

Customers

We have provided site leasing services to the largest wireless carriers such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities provide potential supplementary tower facilities’ leasing income. During the three months ended December 31, 2012, three of our tenants provided approximately 57% of our total revenue.

Sales and Marketing

Our sales and marketing goals are to use existing relationships and develop new relationships with wireless service providers to lease antenna space to enable us to grow our site leasing business and successfully bid and win those site development services contracts that will contribute to our operating margins which will increase our profitability and expand our business.

Competition

The primary competitors in the site leasing industry are: the independent tower owners who also provide site leasing services; the national tower development and management companies; the wireless service providers who own and operate their own towers and lease antenna space to other providers and alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. We believe that tower location, quality of service to tenants and prices have been and will continue to be the most significant competitive factors affecting the site leasing business. We have been actively operating in the tower business industry through our predecessor company since 2009 pursuant to the acquisition of CIG Services, LLC and CIG, LLC in October and December 2011, respectively, so our market share is still minimal. However, we intend to increase our market share through investing in the acquisition and construction of communication towers in addition to providing excellent quality service to our customers.

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

Employees

As of December 31, 2012, we have thirteen employees, eleven of which are located at our headquarters in Atlanta, Georgia.

Intellectual Property

We do not own any patents at the present time. We own one registered trademark related to our “CIG” logo.

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

Additionally, we are subject to federal, state and local laws related to management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances and wastes. We have compliance programs and monitoring projects to help assure we are in compliance with applicable environmental laws.

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

Where You Can Find More Information

We file annual, transition, quarterly and other requisite filings with the U.S. Securities and Exchange Commission (the “SEC”).  Members of the public may read and copy any materials which the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

 You may also request a copy of our filings at no cost, by writing or telephoning our company at:

CIG Wireless Corp.

Five Concourse Parkway, Suite 3100

Atlanta, GA 30328

Telephone No.: 678-332-5000

Attention:  Paul McGinn, Chief Executive Officer

ITEM 1A. RISK FACTORS

There are many risks associated with investing in our Common Stock. Investors should carefully consider the risks described below and other information contained in this Transition Report, including our financial statements and accompanying notes before purchasing shares of our Common Stock.

Risks Related to Our Business

We may not be able to execute on our business plan and opportunities.

In order to execute on our business plan and strategy, we need to continue to grow our portfolio of assets and customer base. Our ability to successfully do that could be affected by one or more of the following factors:

➢	our ability to manage our tenants efficiently and in a manner that satisfies the market expectations;

➢	our ability to successfully build our towers according to the required specifications of our tenants;

➢	our ability to remain in compliance with federal and local laws and regulations;

➢	our ability to raise additional capital to support our portfolio growth; and

➢	our ability to effectively manage the growth and expansion of our business operations and without incurring excessive costs or damage to our customer relationships.

➢	The tower business is not seasonal. However, the availability of towers for acquisition on the market varies from time-to-time.

➢	Our company, like all of our competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside our control, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

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

We will need additional funds to implement our business plan to expand our operations as our business model requires significant capital expenditures. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and effectively manage our business and customer base. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of our equity securities in private or public transactions or through short-term or long-term borrowings. For that purpose, we have engaged financial advisors to provide us with capital markets and investment banking services related to our capital raising efforts in the form of public or private placements. If we are successful at raising equity capital, the ultimate use of the proceeds may vary substantially from our current plans. We expect that our management will have considerable discretion over the use of equity proceeds. In addition, raising additional capital may have an adverse impact on our current stockholders. If we are unable to raise the needed funds, we may not be able to grow our business and that may lead to discontinue our operations.

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

We will continue to consider strategic acquisitions, some of which are larger than those previously completed and which could be material acquisitions. Integrating acquisitions is often costly and may require significant attention from management. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We generate revenues from a small number of customers and the loss of any of our customers could have an adverse effect on our business.

A substantial portion of our operating revenues is derived from a small number of customers. If any of these customers is unwilling or unable to perform its obligations under our current sublease agreements, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we may occasionally experience disputes with our customers, including disputes regarding the interpretation of terms of the sublease agreements. Such disputes could possibly lead to a termination of the agreements with our customers or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, which could have a material adverse effect on business, results of operations and financial condition. We have certain customers that make up more than 10% of total revenues. During the three months ended December 31, 2012, we had three customers each making up more than 10% of total revenue. The customers individually made up 29%, 16% and 12% of total revenues. During the three months ended December 31, 2011, we had two customers each making up more than 10% of total revenue. The customers individually made up 37% and 14% of total revenues.

Our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

We currently have a credit facility which requires us to maintain compliance with debt covenants which includes debt service coverage ratio and other affirmative and negative covenants. As a result of that,

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

To date, we do not have any international operations or plans to operate outside of the United States.  We are exploring the possibility of such expansion.  Any international expansion initiatives we may undertake will subject our company to additional risks and uncertainty including unpredictable legal regulations and political and economic turmoil.

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

Our current business model was launched in December 2011. We recorded a net loss of $2.8 million for the three months ended December 31, 2012 and have accumulated losses of $7.5 million as of December 31, 2012. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, construct new towers, and acquire existing towers. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, financial condition, results of operations and cash flows will be adversely affected.

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

Due to the long-term nature of our tenant leases, our company, like others in the tower industry, depends on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and the downturn in the economy and the disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our current or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on certain site-related assets. In addition, it could result in the loss of significant tenants and all or a portion of our anticipated lease revenues from certain tenants, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of our acquisition of CIG, LLC, we will need the consent of certain third parties who own or control real property underlying the towers.

The Company must secure the consent of certain third parties who own or control real property underlying the towers. While we anticipate that we will be able to secure such consents, the failure to do so could impair our operations and could have a material adverse effect on our business and results of operations, financial condition and cash flows.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human errors or mistakes. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of inherent limitations in a cost-effective control system, misstatement due to an error could occur and not be detected.

As of end of the period covered under this Report, we made evaluations of our internal control over financial reporting and our disclosure controls and procedures which included a review of the objectives, design, implementation and effects of the controls and information generated for use in our periodic reports. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and found that material weaknesses existed in our internal control over financial reporting. Our assessment identified the following material weaknesses in our internal control over financial reporting:

1.	Deficiencies in maintaining adequate IT controls related to securities around access to the accounting software used in most of the three months ended December 31, 2012. Due to the change in the fiscal year, the full implementation of the new software was delayed until January 1, 2013.

2.	Deficiencies in maintaining adequate entity-level controls around segregation of duties within the accounting and finance function due to the limited number of staff and resources.

3.	Deficiencies in maintaining effective entity-level controls related to financial reporting. Specifically, we have not developed and effectively communicated to our employees formalized accounting policies and procedures manual which could result in inconsistent practices.

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

technological changes.

Any downturn in the economy or disruption in the financial and credit markets could impact consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider tenants could experience a decrease in demand for their services. As a result, they may scale back their business plans or otherwise reduce their spending, which could materially and adversely affect leasing demand for our communications sites and our network development services business, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Increasing competition may adversely impact our ability to grow our business.

Our industry is highly competitive, and our tenants have other alternatives for leasing antenna space. We currently intend to grow our portfolio of assets, through construction of towers and the acquisition of new tower portfolios. Our ability to meet these growth targets significantly depends on our ability to acquire existing towers that meet our credit facility requirements. Increased competition for acquisitions may result in fewer acquisition opportunities for us, higher acquisition prices, and increased difficulty in negotiating and consummating agreements to acquire such towers. Furthermore, to the extent that the tower acquisition opportunities are for significant tower portfolios, other companies in our industry are significantly larger and have greater human and capital resources. If we are not able to successfully address these challenges, we may not be able to grow our tower portfolio as expected which may adversely affect our financial position, results of operations and cash flows.

New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in our tenants’ business model could reduce the need for tower-based wireless services which would decrease demand for tower space, or reduce obtainable lease rates. Examples of such technologies include spectrally efficient air access technologies which potentially can relieve some network capacity problems and could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for additional antenna space. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations, financial condition and cash flows.

New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurance that new wireless services and technologies, such as 4G, will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our towers as a result of such technologies may not be realized at the times or to the extent anticipated.

Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

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

Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our towers. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies or plans to expand coverage or capacity may reduce demand for our towers. Furthermore, the wireless communication industry could experience a slow down or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurance that the weakness and uncertainty in the current economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our towers and network services. In addition, such a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business, results of operations, financial position and cash flows.

Our expansion plans may be impacted by a lack of towers to acquire.

In some cases, demand for towers may exceed supply. This may adversely affect our plans to acquire towers from third parties at economically advantageous prices. There is no certainty that such demand will continue or that we will be able to acquire third party towers at reasonable prices, if at all.

Our business is subject to government regulations and changes in failure to comply with current regulations or changes in current or future laws or regulations could adversely impact our business.

Our business is subject to federal, state, local and foreign regulations. We currently do not own any communication towers in foreign countries. However, failure to comply with the federal and state regulations may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. In addition, in certain jurisdictions, these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer requests and requirements. These factors could materially and adversely affect our business, results of operations, financial condition and cash flows

We could have liability under environmental laws.

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

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to the towers as a result of these or other events would impact our ability to provide services to our tenants and could materially and adversely impact our results of operations or financial condition. While we maintain insurance coverage for natural disasters, such insurance may not be adequate to cover the associated costs of repair or reconstruction for a major future event. If we are unable to provide services to tenants as a result of damage to the towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations financial condition and cash flows.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of study by the scientific community in recent years, and health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact the market for wireless services, as well as tower tenants, which could materially and adversely affect our business, results of operations, financial condition and cash flows.

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

Our Common Stock is currently subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our Common Stock. As long as the Common Stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares. However, we plan to apply for a listing of our Common Stock on one of the major exchanges during 2013.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate headquarters are located at Five Concourse Parkway, Suite 3100, Atlanta, Georgia 30328, which consist of approximately 12,000 square feet. In addition, as of December 31, 2012, our portfolio of communication towers consists of 67 towers, of which one tower resides on land that is owned and the remaining towers reside on leased land.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings, nor are we aware of any material threatened claims against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

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

	High	Low
Quarter ended March 31, 2012	3.75	3.00
Quarter ended June 30, 2012	4.00	3.00
Quarter ended September 30, 2012	4.69	3.50
Quarter ended December 31, 2012	5.00	4.28

On February 13, 2013, the closing price of our Common Stock was $3.95 per share as reported on the Over the Counter Bulletin Board.

Holders of Record

On February 13, 2013, we had approximately 102 shareholders of record of our Common Stock and 20,739,931 shares issued and outstanding.

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

On July 25, 2012, the Board of Directors approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible into our Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to our Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share. As of the date of filing of this Report, all of the shares of Series B Preferred Stock have been issued by us to non-U.S. persons only. The issuances of the securities were made by us in reliance upon the exemption from registration provided by Regulation S of the U.S. Securities Act of 1933, as amended. During the three months ended December 31, 2012, we issued an aggregate of 512,425 shares of Series B Preferred Stock for net proceeds of $1.3 million. During the year ended September 30, 2012, we issued an aggregate of 114,290 shares of Series B Preferred Stock for net proceeds of $0.3 million.

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

On September 23, 2011, our Board of Directors declared a stock dividend applicable to all stockholders as of the close of business on the record date of October 3, 2011.  Such stock dividend was paid on October 4, 2011.  As of the record date, each of our stockholders received four additional shares of Common Stock for each one share of the Common Stock which they held as of the close of business on the record date.  Holders of fractions of shares of the Common Stock received a proportional fractional number of shares. All share and per share amounts herein have been retroactively restated to reflect this stock dividend.

In connection with the terms and conditions applicable to the Series A 4% 2012 Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”), we paid a dividend aggregating $16,301 through the issuance of 8,110 shares of Common Stock to the holders of the Series A Preferred Stock. Subsequent to this transaction, we had no outstanding shares of Series A Preferred Stock. Effective November 28, 2012, the Board of Directors of the Company terminated the Series A Preferred Stock.

In connection with the issuance of the Series B 6% 2012 Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”), we will pay 6% in dividends to the holders of Series B Preferred Stock based upon the stated value of $3.00 per share within 20 business days after each of December 31 and June 30 of each year, following declaration of the dividends by the Board of Directors. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us. As of December 31, 2012, we had 626,715 shares of Series B Preferred Stock outstanding. The Board of Directors of the Company approved the declaration of dividends of $18,149 on the Series B Preferred Stock to be paid in January according to the terms as specified in the certificate of designation of the Series B Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

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

Overview

We are a young and dynamic company that develops, operates and owns wireless and broadcast communication towers in the United States. Our core business consists of leasing antenna space on our communication sites via long-term contracts. Our tower infrastructure can accommodate multiple customers for antennas necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, acquiring more towers and constructing new towers.

The following provides some highlights regarding our site rental business as of December 31, 2012:

➢	We own 67 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 17 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utilities.

➢	Approximately 91% of our revenues are derived from site rental revenues of our communication towers.

➢	Our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates ranging between 3% and 4% per year.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries of CIG Wireless. Our wholly-owned subsidiaries are “CIG, LLC”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, and “CIG Comp Tower, LLC”.

We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia. On November 29, 2011, we changed our name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect our new business operation. Our Common Stock is now traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

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

On October 7, 2011, we, through our subsidiary, CIG Services, have entered into seven Tower Management Agreements (each, a “Tower Management Agreement”) with various related parties whereby we are to maintain, market, operate, manage and administer certain tower, rooftop or other telecommunication sites owned or managed by the related parties (the “Tower Sites”). We have acted as the exclusive agent of the various third parties and managed the Tower Sites in accordance with all outstanding Tower Site leases, easements, other applicable agreements, and applicable law and industry standards. We received a monthly fee from the related parties for the performance of the Tower Site management services. Each Tower Management Agreement is governed under the laws of the State of Georgia. On June 30, 2012, four of these Tower Management Agreements terminated in connection with the June 30, 2012 restructuring, amended on December 31, 2012, pursuant to which the various related parties received class A membership interests in CIG, LLC. We continue to receive the monthly fees related to the remaining three agreements that are still in effect as of December 31, 2012.

On December 5, 2011, we completed the acquisition of CIG, LLC for 750,000 shares of Common Stock. Pursuant to the acquisition, we acquired all assets and assumed all liabilities of CIG, LLC. For accounting purposes, we agreed with the previous owner to consider the acquisition date November 30, 2011 instead of December 5, 2011. Differences in the results of operations and cash flows resulting from the use of the date of November 30 2011 are not considered to be materially different.

On July 25, 2012, the Board of Directors approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by our company at a purchase price of $3.00 per share.

On September 7, 2012, we completed the acquisition of nineteen communication towers and related assets and rights from Towers of Texas, Ltd., a privately held company, for a purchase price of $3.5 million in cash. The acquisition expands our portfolio of assets and our presence in the Texas region.

On September 7, 2012, we, through our subsidiary CIG Comp Tower, LLC, closed a new multi-draw term loan credit facility with Macquarie Bank Limited (“Macquarie”). The Macquarie credit facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC. Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility. As of December 31, 2012, we had a Credit Facility commitment of $15.0 million on which we have an outstanding balance of $10.0 million as of December 31, 2012. This multi-draw term loan credit facility may be expanded up to $150.0 million.

On November 28, 2012, the Board of Directors of the Company approved the declaration of the 6% dividends on the Series B Preferred Stock for the amounts accrued through December 31, 2012. In addition, effective the same day, the Board of Directors of the Company terminated the designation of the Series A 4% Preferred Stock.

Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes and repairs and maintenance.

Our portfolio of towers consists of towers that were either acquired on the open market or through the successful awarding to the Company of carrier tower projects. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates which range between 3-4% per year, including the renewal periods.

Customers

We have provided site leasing services to the largest wireless carriers such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities provide potential supplementary tower facilities’ leasing income. During the three months ended December 31, 2012, three of our tenants provided approximately 57% of our total revenue.

Sales and Marketing

Our sales and marketing goals are to use existing relationships and develop new relationships with wireless service providers to lease antenna space to enable us to grow our site leasing business and successfully bid and win those site development services contracts that will contribute to our operating margins which will increase our profitability and expand our business.

Competition

The primary competitors in the site leasing industry are: the independent tower owners who also provide site leasing services; the national tower development and management companies; the wireless service providers who own and operate their own towers and lease antenna space to other providers and alternative facilities such as rooftops, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. We believe that tower location, quality of service to tenants and prices have been and will continue to be the most significant competitive factors affecting the site leasing business. We have been providing site leasing services and development of towers since 2009 through our subsidiary and predecessor, CIG, LLC acquired by us in December 2011, so our market share is still minimal. However, we intend to increase our market share through investing in the acquisition and construction of communication towers in addition to providing excellent service to our customers.

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

Employees

As of December 31, 2012, we had thirteen employees, eleven of which are located at our headquarters in Atlanta, Georgia.

Intellectual Property

We do not own any patents at the present time. We own one registered trademark related to our “CIG” logo.

Results of operations

The following table represents a comparison of our results of operations for the three months ended December 31, 2012 to the three months ended December 31, 2011. To provide a meaningful presentation and comparison of our results of operations, we combined the period from December 1, 2011 to December 31, 2011 (Successor) with the period from October 1, 2011 to November 30, 2011 (Predecessor) to provide the three month ended December 31, 2012 results of operations as compared to the three months ended December 31, 2011.

	Three Months Ended
	December 31, 2012	December 31, 2011

Revenues:
Rent revenue	$516,227	$363,604
Origination and management fees to related parties	10,087	32,766
Service revenue	41,980	1,820
Total revenues	568,294	398,190

Operating expenses:
Site-related costs	361,327	263,845
General and administrative expenses	1,814,929	1,096,034
Shared services from related parties	67,199	67,258
Depreciation and accretion expense	382,517	243,710
Gain on sale of fixed assets to related party	-	(117,547)
Total operating expenses	2,625,972	1,553,300
Loss from operations	(2,057,678)	(1,155,110)

Other income (expense):
Interest expense	(330,523)	(6,648)
Gain from forgiveness of debt	-	10,980
Losses allocated to related party investors	9,169	918,205
Bargain purchase gain	-	1,151,455
Loss on modification of non-controlling interest	(781,858)	-
Total other (expense) income	(1,103,212)	2,073,992
Net (loss) income	(3,160,890)	918,882
Net loss attributable to non-controlling interest	356,031	-
Net (loss) income attributable to CIG Wireless Corp.	(2,804,859)	918,882
Preferred stock dividends	(16,706)	(16,301)
Net (loss) income attributable to common stockholders	$(2,821,565)	$902,581

Net loss per share
Net loss per share, attributable to common stockholders, basic and diluted	$(0.14)
Weighted average shares outstanding, basic and diluted	20,739,931

Revenues

For the three months ended December 31, 2012, total revenue was approximately $0.6 million, which was an increase of $0.2 million from $0.4 million as compared to the same period in the previous year. The increase was primarily due to the growth in rent revenue resulting from the addition of new tenants on existing communication towers or in connection with towers developed and built between the two periods in addition to the tenant lease agreements acquired through the Towers of Texas acquisition completed in September 2012. Our new business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Related Costs

For the three months ended December 31, 2012, site-related costs were approximately $0.4 million, which was an increase of $0.1 million from $0.3 million in the same period in the previous year. The increase in the site-related costs is consistent with the increase in rent revenues between the two periods. Acquiring and constructing new towers result in incurring additional ground rent costs and other site-related costs such as insurance, property taxes and utilities.

General and Administrative Expenses

For the three months ended December 31, 2012, general and administrative expenses totaled $1.8 million which was an increase of $0.7 million as compared to $1.1 million in the same period in the previous year. We recorded $0.5 million related to stock-based compensation in connection with the issuance of stock option grants in our statement of operations for the three months ended December 31, 2012. Neither we nor our predecessor entity incurred any stock-based compensation expense for the three months ended December 31, 2011.

Shared Services from Related Parties

For the three months ended December 31, 2012, shared services from related parties totaled $0.1 million, which was flat compared to the same period of the prior year. These costs include overhead, administrative and office lease expenses and are allocated on a pro rata basis based on headcount.

Depreciation and Accretion Expense

For the three months ended December 31, 2012, depreciation and accretion expense totaled $0.4 million, which was an increase of $0.2 million from the expense of $0.2 million in the same period of the prior year. The increase is mainly related to the depreciation related to eight additional towers that were capitalized during the year ended December 31, 2012 and the acquisition of nineteen communication towers in September 2012. In addition, there was an increase in the fair value of the communication towers acquired from our predecessor and subsidiary, CIG, LLC, that existed on the date the acquisition under the ownership of the predecessor entity.

Gain from Sale of Fixed Assets to Related Party

We did not sell any communication towers during the three months ended December 31, 2012. For the three months ended December 31, 2011, we sold one communication tower to a related party for $0.4 million. As such, we recorded a gain of $0.1 million from the sale in our statement of operations for that period under gain from sales of fixed assets to related party.

Interest Expense

For the three months ended December 31, 2012, interest expense totaled $0.3 million, and included interest incurred on our indebtedness in addition to amortization of debt discounts and deferred financing costs. Interest expense for the three months ended December 31, 2011 was approximately $7.0 thousand and was related to certain indebtedness to related party. The major increase in interest expense is related to interest on our outstanding balance under the Credit Facility entered into in September 2012.

Gain from Forgiveness of Debt

For the three months ended December 31, 2011, gain from forgiveness of debt was $11 thousand and was associated with a loan that was due to the former sole officer who served as a director until October 5, 2011. The note holder was no longer a related party at the time of the loan forgiveness.

Losses Allocated to Related Party Investors

For the three months ended December 31, 2012, we allocated $9.0 thousand of losses to the related party investors compared to $0.9 million in the same period of the previous year. The losses recorded in the three months ended December 31, 2012 were related to one related party investor who did not convert its debt during the restructuring that was completed on June 30, 2012 and amended on December 31, 2012. The five remaining related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012.

Bargain Purchase Gain

For the three months ended December 31, 2011, we recorded in our statement of operations a bargain purchase gain of $1.2 million related to the acquisition of CIG, LLC completed during that period. This gain represents the excess of fair value of net assets acquired over the acquisition consideration.

Losses Allocated to Non-Controlling Interest

For the three months ended December 31, 2012, we recorded approximately $0.4 million in losses allocated to the non-controlling interest. The non-controlling interest is related to the class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012 and amended on December 31, 2012.

Loss on Modification of Non-Controlling Interest

In connection with the amendment of the Restructuring and the Amended and Restated Limited Liability Company agreement of CIG, LLC (the “Amendment”), effective on December 31, 2012, we recorded a loss of $0.8 million in our statement of operations under loss on modification of non-controlling interest. The loss is due to the modification of the conversion terms in the Amendment and represents the incremental increase in the fair value of the modified Class A Interests.

Net Loss

For the three months ended December 31, 2012, net loss was $2.8 million as compared to a net income of $0.9 million in the previous year. The change was the result of the costs mentioned above incurred in connection with establishing the foundation of our business, operations and corporate structure in addition to the bargain purchase gain of $1.2 million and the decrease in the losses allocated to the related party investors of $0.9 million and the loss on modification of non-controlling interest of $0.8 million, as amended due to the Restructuring and its Amendment.

Liquidity and Capital Resources

The following table represents our cash flows for the three months ended December 31, 2012 (Successor), the one month ended December 31, 2011 (Successor) and the two months ended November 30, 2011 (Predecessor).

	Three Months Ended December 31, 2012	December 1, 2011 to December 31, 2011	October 1, 2011 to November 30, 2011
	Successor	Successor	Predecessor

Net cash used in operating activities	$(1,362,237)	$(424,953)	$(893,814)
Net cash (used in) provided by investing activities	(70,706)	657,649	125,229
Net cash provided by financing activities	916,280	1,226,469	1,570,761
Net decrease (increase) in cash	(516,663)	1,459,165	802,176
Cash and cash equivalents, at beginning of period	2,873,432	67,961	214,675
Cash and cash equivalents, at end of period	$2,356,769	$1,527,126	$1,016,851

Overview

We entered the communication tower industry through our predecessor company in 2009 in connection with the acquisition of our subsidiary, CIG, LLC. The acquisition was settled as a non-cash acquisition on December 5, 2011. For accounting purposes, we accounted for the acquisition as if it occurred on November 30, 2011. The results of operations and cash flows obtained through the use of November 30, 2011, rather than December 5, 2011, are not considered to be materially different. Since the acquisition date, we have entered into multiple loans and notes payable with related parties. The proceeds were used to fund our operations, establishing our corporate foundation as well as constructing and developing new towers. During the three months ended December 31, 2012, we completed the construction of one new communication tower.

As of December 31, 2012, the balance of our cash and cash equivalents was $2.4 million compared to $2.9 million as of September 30, 2012 and $0.2 million as of September 30, 2011. We believe that the balance at December 31, 2012 will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was $1.4 million during the three months ended December 31, 2012 compared to $0.4 million during the month of December 2011 and $0.9 million during the two months ended November 30, 2011. Cash flows used in operating activities mainly consist of major expenditures related to the operations of our business in addition to accounting, advisory and legal costs incurred with the establishment of our business and corporate structure.

Cash Flows from Investing Activities

Our cash used in investing activities was $0.1 million during the three months ended December 31, 2012 and mainly consists of payments of $0.1 million related to construction of towers partially offset by a slight decrease in restricted cash resulting from the release of funds related to proceeds from the sale of Series B Preferred Stock.

For the month of December 2011, net cash provided by investing activities was $0.7 million which mainly consists of cash acquired through the acquisition of CIG, LLC of $1.0 million partially offset by approximately $0.3 million spent on the construction of towers. The CIG, LLC acquisition was consummated as a non-cash transaction through the issuance of 750,000 of common shares of CIG Wireless.

For the two months ended November 30, 2011, the predecessor entity’s net cash provided by investing activities was $0.1 million, consisting of the proceeds from sale of one communication tower of $0.4 million partially offset by $0.3 million spent on construction of communication towers.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the three months ended December 31, 2012 was $0.9 million mainly consisting of net proceeds of $1.3 million obtained through the sale and issuance of 512,425 shares of Series B Preferred Stock partially offset by payments of $0.4 million on notes payable to related parties.

For the month of December 2011, net cash provided by financing activities was $1.2 million consisting of proceeds of $1.0 million obtained through a related party note payable and $0.2 million proceeds from net advances from related party investors.

The predecessor entity’s net cash provided by financing activities for the two months ended November 30, 2011 was $1.6 million mainly consisting of net advance from related parties.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the three months ended December 31, 2012 (Successor), the month of December 2011 (Successor) and the two months ended November 30, 2011 (Predecessor).

	Three Months Ended December 31, 2012	December 1, 2011 to December 31, 2011	October 1, 2011 to November 30, 2011
	Successor	Successor	Predecessor
Noncash Investing and Financing Activities:
Conversion of preferred shares to common	$-	$10	$-
Common stock issued for preferred dividend	-	16,301	-
Common stock issued for acquisition of CIG, LLC	-	75,000	-
Asset retirement obligation	20,841	-	-
Accrual for debt issuance costs	31,737	-	-
Accrual for deferred financing costs	200,000	-	-
Accrual for preferred stock dividends declared	18,149	-	-

During the three months ended December 31, 2012, we established an asset retirement obligation of $21 thousand in connection with the towers that were capitalized during the period. In addition, we accrued for additional deferred financing costs and debt issuance costs in the amounts of $32 thousand and $200 thousand, respectively which are related to additional deferred financing costs and debt issuance costs incurred in connection with the Credit Facility entered into on September 7, 2012. Furthermore, the Board of Directors approved the declaration of the Series B Preferred Stock for the amounts accrued through December 31, 2012. As a result, we accrued approximately $18 thousand for Series B Preferred Stock dividends.

On December 23, 2011, 1,000,000 shares of Series A 4% convertible redeemable preferred stock (“Series A Preferred Stock”), par value $0.00001 per share, along with the accrued dividends of $16,301 were converted into 1,008,110 shares of Common Stock. We originally issued the preferred shares on October 7, 2011 at $2.00 per share which resulted in aggregate proceeds of $2,000,000. These proceeds are not presented in the table of cash flows above as the period presented for the successor entity starts from December 1, 2011. Subsequent to this transaction, we had no outstanding shares of Series A Preferred Stock. Effective November 28, 2012, the Board of Directors of the Company terminated the designation of the Series A Preferred Stock.

On December 5, 2011, we acquired CIG, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG for 750,000 common shares issued at a fair value of $0.10 per share which was the price per share of the last issuance of common equity transaction for cash we completed during the fiscal year 2009.

In connection with the related party investor restructurings disclosed in Note 9, the Company issued three notes in the amounts of $799,000, $432,200 and $69,050 payable to its related party investors originally maturing on December 31, 2014, December 31, 2014 and on March 31, 2015, respectively. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum. Effective December 31, 2012, the Company amended the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC dated June 30, 2012. In connection with the amendment, the Company amended the repayment schedule of the three notes payable to its related party investors. As of December 31, 2012, the outstanding balances of the notes were $583,104, $315,416 and $51,729 will be paid in quarterly installments and will mature on January 31, 2014 subsequent to the amendment.

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

The Credit Facility does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. Comp Tower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances subject to Adjusted Base Rate interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee is paid around the 15th of each month if the borrowings are subject to the Adjusted Base Rate.

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

As of December 31, 2012, we had an outstanding balance of $10.0 million under the credit facility and the associated unamortized balance of the discounts was $0.8 million.

Series B 6% Convertible Redeemable Preferred Stock

On July 25, 2012, the Board of Directors approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share.

We expect to raise additional equity capital during the foreseeable future through the private placement of Common Stock and other securities in non-public private securities offerings and issuances pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended. For that purpose, we have engaged financial advisors to provide us with capital markets and investment banking services related to our capital raising efforts in the form of public or private placements.

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

Distributions will be made to Compartment IT2, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

1)	20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly-owned subsidiaries have not generated net income); then

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

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)	20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly-owned subsidiaries have not generated net income); then

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

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)	10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly-owned subsidiaries have not generated net income); then

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

On December 31, 2012, we entered into an amendment of the A&R Operating Agreement (the “Amendment”) which modifies the prices for conversion of the Class A Interests of CIG, LLC owned by the Compartments into our Common Stock. Pursuant to this Amendment, the Class A Interests will be subject to an initial minimum conversion price of $2.00 per share of our Common Stock and an initial maximum conversion price of $3.00 per share of our Common Stock, with increase of the maximum conversion price per share after listing of our Common Stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, by $0.50 per share every 30 day period thereafter, up to a maximum conversion price of $5.50 per share of our Common Stock. The applicable trading value will be determined by reference to the twenty (20) trading days’ volume weighted average price per share of our Common Stock preceding the date of notice of conversion. Also, the Amendment sets forth the conversion values at $11,518,900 for all the compartments and no future adjustments, charges or fees of any nature or kind will be made to the conversion values of any Class A interests.

Furthermore, the Amendment also provides for the Compartments to retain their respective performance preferences and liquidation preferences, and all other ordinary rights to dividends or distributions made by CIG, LLC, provided, however, any and all distributions of any nature or kind shall in the respective aggregate applicable to each of the Class A Interests not exceed the respective conversion value of such Class A Interests. Except with respect to the economic rights and preferences attributable to the conversion value, the Class A Interests will not have any other equity participation or liabilities with respect to any profits or losses of CIG, LLC.

In addition, the Amendment waives the twelve-month market stand-down condition set forth in the Operating Agreement to the extent shares of our Common Stock converted from Class A Interests become eligible for resale in reliance on Rule 144 promulgated under the Securities Act (“Rule 144”). Subject to customary exceptions, the Company has agreed to register such shares of our Common Stock converted from Class A Interests if for any reason Rule 144 is not available to the holders of Class A Interests following conversion.

In connection with the amendment, we recorded a loss of $0.8 million in our statement of operations during the three months ended December 31, 2012. The loss is due to the modification of the conversion terms in the Amendment and represents the incremental increase in the fair value of the Class A Interests.

Convertible Related Party Notes payable

At December 31, 2012, we had outstanding convertible notes payable in the amount of $0.8 million, owed to ENEX. The notes are secured by assets of the Company and mature within thirty days of demand. The notes are convertible into Common Stock at $3.00 per share.

Other Third-Party Loans

As of December 31, 2012, we had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012. These contractual obligations relate primarily to our outstanding borrowings and lease obligations for land interests under our towers over the term of the lease including option renewals. The debt maturities reflect contractual maturity dates and the related interest is calculated assuming a fixed interest rate through the maturity dates of debt obligations.

	Fiscal Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Totals
Credit facility	$-	$-	$-	$-	$10,000,000	$-	$10,000,000
Third-party notes payable	35,000	-	-	-	-	-	35,000
Related-party notes payable	800,000	150,249	-	-	-	-	950,249
Related party convertible notes payable	800,000	-	-	-	-	-	800,000
Future interest payments	897,493	851,536	850,000	850,000	579,863	-	4,028,892
Lease obligations	697,373	736,081	733,155	740,370	740,048	10,565,786	14,212,813
Total	$3,229,866	$1,737,866	$1,583,155	$1,590,370	$11,319,911	$10,565,786	$30,026,954

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

Principles of Consolidation and Fiscal Year End

On January 23, 2013, a decision to change our fiscal year end from September 30 to December 31 was approved by our Board of Directors. As such, we and our consolidated entities report on a 12-month accounting year that ends on the last day of December of each year. The consolidated financial statements included elsewhere in this Report include our financial statements and our wholly-owned subsidiaries for the transition period from October 1, 2012 to December 31, 2012, the period from December 1, 2012 to September 30, 2012 (Successor), the two months ended November 30, 2011 (Predecessor) and the fiscal year ended September 30, 2011 (Predecessor). All significant intercompany balances and transactions have been eliminated in consolidation. We will also present in a footnote to the financial statements the unaudited statements of operations for the period from October 1, 2011 to December 31, 2011. In addition, we are including under Item 8 of this Report our audited financial statements for the twelve months ended December 31, 2012.

Revenue Recognition and Accounts Receivable

Site leasing revenues are recognized on a monthly basis under lease agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. The difference between rent received and straight-lined rent is recorded under deferred rent assets in our balance sheet. Site leasing payments received in advance are recorded as deferred revenue in the consolidated balance sheets and recognized as revenues when earned.

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the three months ended December 31, 2012, approximately 57% of our revenues were derived from three tenants in the industry.

We evaluate periodically our accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. For the three months ended December 31, 2012, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

We have certain customers that make up more than 10% of total revenues. During the three months ended December 31, 2012, we had three customers each making up more than 10% of total revenue. The customers individually made up 29%, 16% and 12% of total revenues. During the three months ended December 31, 2011, we had two customers each making up more than 10% of total revenue. The customers individually made up 37% and 14% of total revenues.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires us to recognize expense based on the fair value of our stock-based compensation awards. ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards. We have elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards. We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods. Stock-based compensation expense was $0.5 million for the three months ended December 31, 2012.

Cash and Cash Equivalents

We consider all highly liquid instruments, readily convertible to cash and have an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2012, September 30, 2012 and September 30, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CIG Wireless Corp. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of CIG Wireless Corp. and Subsidiaries (collectively, “the Company” or “Successor”) as of December 31, 2012 and September 30, 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three months ended December 31, 2012 and for the period from December 1, 2011 through September 30, 2012. We have also audited the accompanying consolidated balance sheet of Communications Infrastructure Group, LLC (“Predecessor”) as of September 30, 2011 and the related consolidated statements of operations, changes in member’s capital, and cash flows for the period from October 1, 2011 through November 30, 2011 and for the year ended September 30, 2011.These financial statements are the responsibility of the Company’s and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor financial statements referred to above present fairly, in all material respects, the financial position of CIG Wireless Corp. and Subsidiaries as of December 31, 2012 and September 30, 2012 and the results of their operations and their cash flows for the three months ended December 31, 2012 and for the period from December 1, 2011 through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Further, In our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of Communications Infrastructure Group, LLC as of September 30, 2011 and the results of its operations and its cash flows for the period from October 1, 2011 through November 30, 2011 and for the year ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
February 14, 2013

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor
ASSETS
Current assets
Cash and cash equivalents	$2,356,769	$2,873,432	$214,675
Restricted cash	255,733	296,333	-
Accounts receivable, net of allowance for doubtful accounts of $0	103,206	55,628	197,634
Accounts receivable due from related parties	499,824	513,817	858,957
Prepaid expenses	156,771	173,324	43,600
Total current assets	3,372,303	3,912,534	1,314,866

Property, equipment and software, net	22,945,036	23,180,314	15,730,883
Long-term prepaid rent	268,941	170,403	174,759
Deferred rent assets	287,839	272,135	147,157
Deferred financing costs, net	378,242	194,685	-
Total assets	$27,252,361	$27,730,071	$17,367,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,319,396	$1,229,092	$1,636,583
Accounts payable due to related parties	264,359	59,559	453,920
Deferred revenue	369,322	210,852	161,921
Notes payable	35,000	35,000	-
Convertible notes payable to related parties	800,000	800,000	-
Current portion of notes payable to related parties	800,000	400,100	-
Total current liabilities	3,588,077	2,734,603	2,252,424

Deferred rent liabilities	432,511	399,926	270,976
Asset retirement obligations	820,594	784,661	480,740
Notes payable to related parties, net of current portion	150,249	900,150	-
Long-term subordinated obligation to related parties	678,612	689,868	13,184,767
Long-term debt	9,243,194	9,245,435	-
Total liabilities	14,913,237	14,754,643	16,188,907

Stockholders’ equity
Preferred stock, 100,000,000 shares authorized
Series A 4% convertible redeemable preferred stock, none authorized, $0.00001 par value; none issued (designation terminated November 28, 2012)	-	-	-
Series B 6% convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 626,715 and 114,290 shares issued and outstanding, respectively	6	1	-
Common stock, 100,000,000 shares authorized, $0.00001 par value 20,739,931 issued and outstanding	208	208	-
Additional paid-in capital	8,846,707	7,085,835	890,556
(Accumulated deficit) Retained earnings	(7,516,312)	(4,693,304)	288,202
Total CIG Wireless Corp. stockholders’ equity	1,330,609	2,392,740	1,178,758
Non-controlling interest	11,008,515	10,582,688	-
Total Stockholders' equity	12,339,124	12,975,428	1,178,758
Total liabilities and stockholders’ equity	$27,252,361	$27,730,071	$17,367,665

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2012	December 1, 2011 to September 30, 2012 (A)	October 1, 2011 to November 30, 2011 (A)	Year Ended September 30, 2011
	Successor	Successor	Predecessor	Predecessor

Revenues:
Rent revenue	$516,227	$1,386,370	$286,854	$1,498,220
Origination and management fees to related parties	10,087	107,497	22,091	407,492
Service revenue	41,980	32,810	1,820	140,380
Total operating revenue	568,294	1,526,677	310,765	2,046,092

Operating expenses
Site rental	210,215	629,603	59,186	730,059
Search rings	-	-	-	452,018
Other site-related costs	151,112	481,160	90,260	742,693
General and administrative expenses	1,814,929	6,581,075	701,851	2,182,782
Shared services from related parties	67,199	496,351	51,824	1,184,207
Depreciation and accretion expense	382,517	918,673	158,279	856,511
(Gain) loss of fixed assets to related parties	-	-	(117,547)	(563,864)
Loss on sale of fixed assets	-	6,758	-	-
Total operating expenses	2,625,972	9,113,620	943,853	5,584,406

Loss from operations	(2,057,678)	(7,586,943)	(633,088)	(3,538,314)

Other income (expense)
Interest income from related parties	-			497,261
Interest expense	(330,523)	(474,229)	(6,181)	(390,122)
Gain from forgiveness of debt	-	10,980	-	-
Loss on extinguishment of long-term subordinated obligations to related parties	-	(747,124)	-	-
Losses allocated to related party investors	9,169	1,902,837	686,966	3,291,981
Loss on modification of non-controlling interest	(781,858)	-	-	-
Bargain purchase gain	-	2,020,384	-	-
Total other (loss) income	(1,103,212)	2,712,848	680,785	3,399,120

Net (loss) income	(3,160,890)	(4,874,095)	47,697	(139,194)
Losses attributable to non-controlling interest	356,031	844,792	-	-
(loss) income attributable to CIG Wireless Corp.	(2,804,859)	(4,029,303)	47,697	(139,194)
Preferred stock dividends	(16,706)	(17,744)	-	-
Net (loss) income attributable to common stockholders	$(2,821,565)	$(4,047,047)	$47,697	$(139,194)
Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.20)
Weighted average common shares outstanding, basic and diluted	20,739,931	20,030,769

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 4 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of MEMBER’S CAPITAL and STOCKHOLDERS’ EQUITY

	CIG Wireless Corp. and Subsidiaries
										Total
		Preferred Stock		Preferred Stock				Additional	Retained	CIG Wireless	Non-
	Member's	Series A		Series B		Common Stock		Paid-in	Earnings	Stockholders’	Controlling	Total
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interest	Equity
Predecessor
Balance as of September 30, 2010	$1,000	-	$-	-	$-	-	$-	$-	$427,396	$428,396	$-	$428,396
Forgiveness of related party debt	889,556	-	-	-	-	-	-	-	-	889,556	-	889,556
Net loss	-	-	-	-	-	-	-	-	(139,194)	(139,194)	-	(139,194)
Balance as of September 30, 2011	890,556	-	-	-	-	-	-	-	288,202	1,178,758	-	1,178,758
Net income	-	-	-	-	-	-	-	-	47,697	47,697	-	47,697
Balance as of November 30, 2011 (A)	$890,556	-	$-	-	$-	-	$-	$-	$335,899	$1,226,455	$-	$1,226,455

Successor Balance as of December 1, 2011 (A)	$-	1,000,000	$10	-	$-	18,008,500	$180	$2,111,887	$(647,700)	$1,464,377	$-	$1,464,377
Common stock issued for the acquisition of CIG, LLC	-	-	-	-	-	750,000	8	74,992	-	75,000	-	75,000
Conversion of preferred stock to common	-	(1,000,000)	(10)	-	-	1,000,000	10	-	-	-	-	-
Common stock issued for preferred dividends	-	-	-	-	-	8,110	-	16,301	(16,301)	-	-	-
Common stock issued for conversion of notes payable	-	-	-	-	-	660,226	7	1,853,171	-	1,853,178	-	1,853,178
Common stock issued for conversion of payables	-	-	-	-	-	80,645	1	241,934	-	241,935	-	241,935
Debt discount related to beneficial conversion features	-	-	-	-	-	-	-	336,667	-	336,667	-	336,667
Stock-based compensation	-	-	-	-	-	-	-	1,764,282	-	1,764,282	-	1,764,282
Common stock issued for cash	-	-	-	-	-	232,450	2	395,163	-	395,165	-	395,165
Preferred stock issued for cash	-	-	-	114,290	1	-	-	291,438	-	291,439	-	291,439
Non-controlling interest due to restructuring	-	-	-	-	-	-	-	-	-	-	11,427,480	11,427,480
Net loss	-	-	-	-	-	-	-	-	(4,029,303)	(4,029,303)	(844,792)	(4,874,095)
Balance, September 30, 2012	-	-	-	114,290	1	20,739,931	208	7,085,835	(4,693,304)	2,392,740	10,582,688	12,975,428
Preferred stock issued for cash	-	-	-	512,425	5	-	-	1,306,682	-	1,306,687	-	1,306,687
Stock-based compensation	-	-	-	-	-	-	-	454,190	-	454,190	-	454,190
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	-	(18,149)	(18,149)	-	(18,149)
Loss on modification of non-controlling interest	-	-	-	-	-	-	-	-	-	-	781,858	781,858
Net loss	-	-	-	-	-	-	-	-	(2,804,859))	(2,804,859)	(356,031)	(3,160,890)
Balance, December 31, 2012	$-	-	$-	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 4 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

	Three Months Ended December 31, 2012	December 1, 2011 to September 30, 2012(A)	October 1, 2011 to November 30, 2011(A)	Year Ended September 30, 2011
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net (loss) income	$(3,160,890)	$(4,874,095)	$47,697	$(139,194)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and accretion expense	382,517	918,673	158,279	856,511
Amortization of debt issuance costs	29,496	343,701	-	-
Amortization of deferred financing costs	16,443	1,815	-	-
Loss on sale of fixed assets	-	6,758	-	-
Gain on sale of fixed assets to related parties	-	-	(117,547)	(563,864)
Loss on extinguishment of long-term subordinated
obligations to related parties	-	747,124	-	-
Loss on modification of non-controlling interest	781,858	-	-	-
Gain from forgiveness of debt	-	(10,980)	-	-
Management fees revenue from related parties	(2,087)	(61,031)	(16,841)	(98,595)
Losses allocated to related party investors	(9,169)	(1,902,837)	(686,966)	(3,291,981)
Bargain purchase gain	-	(2,020,384)	-	-
Stock-based compensation	454,190	1,764,282	-	-

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(47,578)	(50,505)	192,511	(167,094)
Accounts receivable from related parties	(8,000)	(26,667)	(5,250)	-
Prepaid expenses and other current assets	16,553	149,312	(40,935)	(14,183)
Deferred rent assets	(15,704)	(59,648)	(1,546)	(82,701)
Long-term prepaid rent	(98,538)	3,840	516	6,907
Accounts payable and accrued liabilities	40,418	(150,423)	(430,652)	856,634
Accounts payable to related parties	67,199	496,351	51,824	1,184,207
Deferred revenue	158,470	43,101	(16,370)	26,922
Deferred rent liabilities	32,585	126,715	(28,534)	187,744
Net cash used in operating activities	(1,362,237)	(4,554,898)	(893,814)	(1,238,687)

Cash flows from investing activities:
Proceeds from sale of fixed assets to related party	-	650	396,000	4,744,083
Cash paid for purchase and construction of fixed assets	(111,306)	(1,492,617)	(270,771)	(5,162,854)
Cash paid for acquisition of businesses, net of cash acquired	-	(2,526,227)	-	-
Decrease (Increase) in restricted cash	40,600	(296,333)	-	-
Net cash (used in) provided by investing activities	(70,706)	(4,314,527)	125,229	(418,771)

Cash flows from financing activities:
Proceeds from credit facility, net of discounts	-	9,238,400	-	-
Contributions from related party investors	-	-	12,000	250,000
Common stock sold for cash, net of equity issuance costs	-	395,165	-	-
Preferred stock issued for cash, net of equity issuance costs	1,306,687	291,439	-	-
Proceeds from notes payable to related parties	-	1,000,000	-	-
Proceeds from related party convertible notes payable	-	1,650,000	-	-

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 4 to the consolidated financial statements)

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS (CONTINUED)

	Three Months Ended December 31, 2012	December 1, 2011 to September 30, 2012(A)	October 1, 2011 to November 30, 2011(A)	Year Ended September 30, 2011
	Successor	Successor	Predecessor	Predecessor

Distributions to related party investors	$-	$(175,600)	$-	$(2,045,029)
Payments for debt issuance costs	-	(196,500)	-	-
Payments for equity issuance costs for conversion of debt	-	(127,500)	-	-
Payments on notes payable to related parties	(350,001)	-	-	-
Net advances (to) from related parties	(40,406)	(400,508)	1,558,761	(2,587,327)
Net cash provided by (used in) financing activities	916,280	11,674,896	1,570,761	(4,382,356)

Net change in cash	(516,663)	2,805,471	802,176	(6,039,814)
Cash and cash equivalents, beginning of period	2,873,432	67,961	214,675	6,254,489
Cash and cash equivalents, end of period	$2,356,769	$2,873,432	$1,016,851	$214,675

Supplemental disclosure of cash flow information:
Interest paid	$261,480	$28,734	$-	$-
Taxes paid	-	-	-	-

Acquisition of businesses
Fair value of assets acquired	$-	$24,833,431	$-	$-
Less: liabilities assumed	-	(19,194,969)	-	-
Less: cash acquired on acquisition date	-	(1,016,851)	-	-
Fair value of assets, net of assumed liabilities and cash acquired	-	4,621,611	-	-
Bargain purchase gain	-	(2,020,384)	-	-
Common stock issued for acquisition	-	(75,000)		-
Net cash paid for acquisition of businesses	$-	$2,526,227	$-	$-

Noncash investing and financing activities:
Conversion of preferred shares to common	$-	$10	$-	$-
Common stock issued for preferred dividend	-	16,301	-	-
Common stock issued for acquisition of CIG LLC	-	75,000	-	-
Asset retirement obligations	20,841	165,349	-	72,945
Debt discounts due to beneficial conversion features	-	336,667	-	-
Conversion of long-term subordinated obligations to notes payable	-	1,300,250	-	-
Conversion of long-term subordinated obligations to non- controlling interest	-	10,680,356	-	-
Common stock issued for note payable	-	1,980,678	-	-
Common stock issued for accounts payable	-	241,935	-	-
Forgiveness of related party debt	-	-	-	889,556
Accrual for debt issuance costs	31,737	-	-	-
Accrual for deferred financing costs	200,000	-	-	-
Accrual for preferred stock dividends declared	18,149	-	-	-

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 4 to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

As of December 31, 2012, the balance of our cash and cash equivalents was $2.4 million. The Company believes that this balance in addition to the funds expected to be raised through the issuance of the Series B Preferred Stock and the available funds under its Credit Facility will be sufficient to meet its cash requirements to operate its business over the next twelve months. In addition, the Company is seeking to raise capital through private or public offering by selling and issuing new common shares of the Company. However, if the Company is not able to sell additional Series B Preferred Stock, borrow under its Credit Facility, or raise additional common equity, the Company will need to implement a strategic business plan focused on reduction of costs to further align its business operations. However, the success of the Company’s efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate.

Effective January 23, 2013, the Company changed its fiscal year end from September 30 to December 31.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All of our cash balances are held at one financial institution. There were no cash equivalents on December 31, 2012, September 30, 2012 or September 30, 2011.

Restricted Cash

The Company classifies all cash required to be held to secure certain obligations and all cash whose use is limited as restricted cash. Restricted cash includes proceeds from subscriptions of preferred or common stock that were not issued as of the end of the period and a three-month interest on the outstanding balance of the credit facility required to be maintained at all times in the interest reserve bank account according to the terms of the credit agreement entered into on September 7, 2012. Amounts that are held as restricted cash are classified as cash flows from investing activities in the consolidated statements of cash flows and are presented separately in the consolidated balance sheets of the Company.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense for the three months ended December 31, 2012, the period from December 1, 2011 to September 30, 2012, the period from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011 was $0.4 million, $0.9 million, $0.2 million, and $0.9 million, respectively.

Asset Retirement Obligations

Asset retirement obligations are recognized in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and the liability is accreted through the obligation’s estimated settlement date. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligations are included in long-term liabilities in the accompanying balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation and accretion” in the Company’s consolidated statements of operations. Accretion expense for the three months ended December 31, 2012, the period from December 1, 2011 to September 30, 2012, the period from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011 was approximately $15 thousand, $33 thousand, $6 thousand, and $36 thousand, respectively.

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012, September 30, 2012 and September 30, 2011.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Accounts Receivable

Site leasing revenues are recognized monthly according to the lease agreements (on a straight-line basis when the lease payments are subject to escalation rates) when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. The difference between rent received and straight-lined rent is recorded under deferred rent assets in the Company’s balance sheet. Site leasing payments received in advance are recorded as deferred revenue in the consolidated balance sheets and recognized as revenues when earned.

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the three months ended December 31, 2012, approximately 57% of our revenues were derived from three tenants in the industry.

The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. As of December 31, 2012 and September 30, 2012, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

The Company has certain customers that make up more than 10% of total revenues. During the three months ended December 31, 2012 and the year ended September 30, 2012, the Company had three customers each making up more than 10% of total revenue. For the three months ended December 31, 2012, the customers individually made up 29%, 16% and12% of total revenues. During the year ended September 30, 2012, the Company had two customers each making up more than 10% of total revenue. The customers individually made up 35% and 14% of total revenues. For the year ended September 30, 2011, these two customers made up 34% and 13% of total revenues.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires entities to recognize expense based on the fair value of our stock-based compensation awards. ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards. The Company has elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant, and recognized using the straight-line method over the vesting periods. Stock-based compensation expense was $0.5 million and $1.8 million for the three months ended December 31, 2012 and the period from December 1, 2011 to September 30, 2012, respectively. There was no stock compensation expense recorded for the periods from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011.

Related Party Transactions

The Company records any material income, expenses and related assets and liabilities that are associated with related parties separately in its consolidated balance sheets and statements of operations. These revenues and expenses include management, services fees and interest costs.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Losses Allocated to Related Party Investors

The Company, through its subsidiary and predecessor, previously entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for acquisition of tower assets which are segregated on the books by investment group. Profits from these towers are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Direct Operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit. Overhead expenses are allocated to the related party investors at a rate ranging between 60% and 99.999%. On June 30, 2012, five of these related party investors restructured their agreements whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in the Company’s subsidiary CIG, LLC (refer to Note 9 for details).

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the three months ended December 31, 2012, the period from December 1, 2011 to September 30, 2012, the period from October 1, 2011 to November 30, 2011 and the year ended September 30, 2011 was $9 thousand, $1.9 million, $0.7million, and $3.3 million, respectively.

Deferred Financing Costs and Debt Discounts

Deferred financing costs include legal and advisory fees directly incurred by the Company and are deferred and amortized over the terms of the underlying obligation using the effective interest method. Debt discounts include lender fees and other costs related to the issuance of debt financing as well as the intrinsic value of beneficial conversion features on convertible notes payable. On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC, entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”) which matures on September 6, 2017. In connection with the transaction, the Company recorded $0.4 million in deferred financing costs which will be amortized over the term of the credit facility. In addition, the Company recorded $0.8 million in debt discounts which are deducted from the gross proceeds and will be amortized over the term of the credit facility.

In addition, The Company entered into various convertible loans from related party investors during the period from December 1, 2011 to September 30, 2012. The beneficial conversion feature associated with these loans totaled $0.3 million and was expensed as amortization of deferred financing costs during the same period. (See Note 8 for details).

Amortization of deferred financing costs and debt discounts is included in interest expense and totaled $46 thousand and $346 thousand for the three months ended December 31, 2012 and the period from December 1, 2011 to September 30, 2012, respectively. There was no amortization of deferred financing costs for the period from October 1, 2011 to November 30, 2011 or the fiscal year ended September 30, 2011.

Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC 260-10, “Earnings per Share”. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive common stock equivalents, if any, they are not considered in the computation of the diluted earnings per share. For the three months ended December 31, 2012 and the years ended September 30, 2012 and 2011, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company has reviewed newly issued accounting pronouncements and updates that are effective during the periods reported and in future periods and does not believe that any of those pronouncements will have a material impact on the Company’s financial position, results of operations and cash flows.

3.	CHANGE IN FISCAL YEAR END

On January 23, 2013, the Company changed its fiscal year end from September 30 to December 31. In connection with this change, the statement of operations included in this Report covers the transition period of October 1, 2012 to December 31, 2012. The following statement of operations represents the comparative unaudited statement of operations for the three months ended December 31, 2011.

	December 1, 2011 to December 31, 2011 (A)	October 1, 2011 to November 30, 2011 (A)
	Successor	Predecessor

Revenues:
Rent revenue	$76,750	$286,854
Origination and management fees to related parties	10,675	22,091
Service revenue	-	1,820
Total operating revenue	87,425	310,765

Operating expenses
Site rental	83,565	59,186
Other site-related costs	30,834	90,260
General and administrative expenses	394,183	701,851
Shared services from related parties	15,434	51,824
Depreciation and accretion expense	85,431	158,279
Gain from sale of fixed assets to related party	-	(117,547)
Total operating expenses	609,447	943,853

Loss from operations	(522,022)	(633,088)

Other income (expense)
Interest expense	(467)	(6,181)
Gain from forgiveness of debt	10,980	-
Losses allocated to related party investors	231,239	686,966
Bargain purchase gain	1,151,455	-
Total other income	1,393,207	680,785

Net income attributable to CIG Wireless Corp.	871,185	47,697
Preferred stock dividends	(16,301)	-
Net income attributable to common stockholders	$854,884	$47,697

Net income per share attributable to common stockholders, basic and diluted	$0.05
Weighted average common shares outstanding, basic and diluted	18,927,329

(A)	The acquisition of Communications Infrastructure Group, LLC by CIG Wireless Corp. closed on December 5, 2011 (see Note 4 to the consolidated financial statements).

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITIONS

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

As part of the Company’s business strategy to expand its business and geographic presence in the telecommunication tower industry, the Company completed the following acquisitions during the period from October 7, 2011 to September 30, 2012. During the three months ended December 31, 2012, the Company did not complete any acquisitions.

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma results of operations data for the year ended September 30, 2012 and the year ended September 30, 2011 as if the Company and the entities described above had been combined on October 1, 2010, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future. Unaudited pro forma results for the three months ended December 31, 2012 are not presented as there were no acquisitions completed during that period.

	Unaudited Pro Forma Results of Operations
	Year Ended	Year Ended
	September 30, 2012	September 30, 2011

Revenues	$2,108,214	$2,308,755
Loss from operations	(8,180,964)	(3,520,987)
Net loss	$(4,787,331)	$(121,867)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

5.	TOWERS, EQUIPMENT AND SOFTWARE

As of December 31, 2012, September 30, 2012 and 2011, towers, land, equipment and software consisted of the following:

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor

Telecommunications towers	$23,197,331	$22,941,605	$15,822,591
Land	146,740	146,740	146,740
Software	96,378	94,646	33,057
Asset retirement obligation asset	687,768	666,926	427,249
Office equipment	10,934	-	-
Hardware	25,374	25,374	25,374
Total	24,164,525	23,875,291	16,455,011
Accumulated depreciation and amortization	(1,320,229)	(952,804)	(1,288,041)
Property, equipment and software, net	22,844,296	22,922,487	15,166,970
Construction in progress	100,740	257,827	563,913
Total	$22,945,036	$23,180,314	$15,730,883

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the three periods ending December 31, 2012 and twelve months ending September 30, 2012 and 2011:

	Three Months Ended December 31, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
	Successor	Successor	Predecessor

Asset retirement obligations, beginning balance	$784,661	$480,740	$448,389
Additions	20,841	165,349	72,945
Additions as a result of purchase accounting	-	111,038	-
Disposals as a result of sale of assets	-	(11,693)	(76,317)
Accretion expense	15,092	39,227	35,723
Asset retirement obligations, ending balance	$820,594	$784,661	$480,740

7.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of December 31, 2012, September 30, 2012 and 2011:

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor
Credit facility, due September 6, 2017	$10,000,000	$10,000,000	$-
Loan from CRG Finance, due upon demand	35,000	35,000	-
Total third-party debt	10,035,000	10,035,000	-
Current portion	(35,000)	(35,000)	-
Unamortized discount of the credit facility	(756,806)	(754,565)	-
Long-term debt, net of current portion and unamortized discounts	$9,243,194	$9,245,435	$-

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012, the Company had an outstanding balance of $10.0 million under the credit facility bearing interest at 9.5% per annum and the associated unamortized balance of the discounts was $0.8 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related interest rate effective as of December 31, 2012 was 12.73%. As of December 31, 2012, the Company has available $5.0 million to draw under the credit facility. Subsequent to the period covered by this report, the annual interest rate was decreased to 8.5% due to transferring the loan to Adjusted Eurodollar advances.

Other Third-Party Loans

As of December 31, 2012, the Company had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum.

8.	RELATED-PARTY NOTES PAYABLE

The following table represents a list of the notes payable due to related parties as of December 31, 2012, September 30, 2012 and September 30, 2011:

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor

Convertible note payable to ENEX, due upon demand	$250,000	$250,000	$-
Convertible note payable to ENEX, due upon demand	500,000	500,000	-
Convertible note payable to ENEX, due upon demand	50,000	50,000	-
Note payable to related party investors, due January 31, 2014	583,104	799,000	-
Note payable to related party investors, due January 31, 2014	315,416	432,200	-
Note payable to related party investors, due January 31, 2015	51,729	69,050	-
Total related party notes payable	1,750,249	2,100,250	-
Current portion	(1,600,000)	(1,200,100)	-
Related party notes payable, net of current portion	$150,249	$900,150	$-

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2011, the Company borrowed $100,000 from ENEX, at 3% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On December 15, 2011, the Company borrowed $1,000,000 from ENEX Group Management SA (“ENEX”), at 4% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On March 3, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into common stock of the Company at $3.00 per share (“Common Stock”, par value $0.00001 per share).

On March 26, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into Common Stock at $3.00 per share.

On April 18, 2012, the Company borrowed $250,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into Common Stock at $3.00 per share.

On May 3, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into Common Stock at $3.00 per share.

On June 21, 2012, the Company borrowed $300,000 from ENEX, at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into Common Stock at $3.00 per share.

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

In connection with the related party investor restructurings disclosed in Note 9, the Company issued three notes in the amounts of $799,000, $432,200 and $69,050 payable to its related party investors originally maturing on December 31, 2014, December 31, 2014 and on March 31, 2015, respectively. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum. Effective December 31, 2012, the Company amended the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC dated June 30, 2012. In connection with the amendment, the Company amended the repayment schedule of the three notes payable to its related party investors. As of December 31, 2012, the outstanding balances of the notes were $583,104, $315,416 and $51,729 will be paid in quarterly installments and will mature on January 31, 2014 subsequent to the amendment.

On May 15, 2010, the Company borrowed $10,980 from Ms. Shostak, the Company’s former sole officer and Director. The loan was unsecured, bore no interest and was due on demand. The unpaid balance on this loan was forgiven during the year ended September 30, 2012 and the amount was included under gain from forgiveness of debt in the consolidated statement of operations for the fiscal year ended September 30, 2012. Ms. Shostak was no longer a related party at the time the loan was forgiven.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	LONG-TERM SUBORDINATED OBLIGATIONS TO RELATED PARTIES

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distributions will be made to Compartment IT2, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

1)	20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly owned subsidiaries have not generated net income); then

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

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)	20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly owned subsidiaries have not generated net income); then

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

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)	10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly owned subsidiaries have not generated net income); then

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2012, the Company entered into an amendment of the A&R Operating Agreement (the “Amendment”) which modifies the prices for conversion of the Class A Interests of CIG, LLC owned by the Compartments into Common Stock. Pursuant to this Amendment, the Class A Interests will be subject to an initial minimum conversion price of $2.00 per share of the Company’s Common Stock and an initial maximum conversion price of $3.00 per share of Common Stock, with increase of the maximum conversion price per share after listing of the Company’s Common Stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, by $0.50 per share every 30 day period thereafter, up to a maximum conversion price of $5.50 per share of the Common Stock. The applicable trading value will be determined by reference to the twenty (20) trading days’ volume weighted average price per share of Common Stock preceding the date of notice of conversion. Also, the Amendment sets forth the conversion values at $11,518,900 for all the compartments and no future adjustments, charges or fees of any nature or kind will be made to the conversion values of any Class A interests.

Furthermore, the Amendment also provides for the Compartments to retain their respective performance preferences and liquidation preferences, and all other ordinary rights to dividends or distributions made by CIG, LLC, provided, however, any and all distributions of any nature or kind shall in the respective aggregate applicable to each of the Class A Interests not exceed the respective conversion value of such Class A Interests. Except with respect to the economic rights and preferences attributable to the conversion value, the Class A Interests will not have any other equity participation or liabilities with respect to any profits or losses of CIG, LLC.

In addition, the Amendment waives the twelve-month market stand-down condition set forth in the Operating Agreement to the extent shares of Common Stock converted from Class A Interests become eligible for resale in reliance on Rule 144 promulgated under the Securities Act (“Rule 144”). Subject to customary exceptions, the Company has agreed to register such shares of Common Stock converted from Class A Interests if for any reason Rule 144 is not available to the holders of Class A Interests following conversion. In connection with the Amendment, we recorded a loss resulting from modification of the non-controlling interest of $0.8 million in our statement of operations for the three months ended December 31, 2012 which represents the incremental increase in the fair value of the modified Class A Interests.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the long-term subordinated obligations to related parties for the three months ended December 31, 2012, the twelve months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended December 31, 2012	Year Ended September 30, 2012	Year Ended September 30, 2011
	Successor	Successor	Predecessor

Balance, beginning of period	$689,868	$13,184,767	$18,370,372
Contributions	-	12,000	250,000
Distributions	-	(175,600)	(2,045,029)
Management fees	(2,087)	(77,872)	(98,595)
Losses allocated to related party investors	(9,169)	(2,589,803)	(3,291,981)
Step-up basis due to fair value of assets in purchase price allocation	-	2,316,982	-
Restructured into notes payable to related parties	-	(1,300,250)	-
Restructured into non-controlling interest	-	(10,680,356)	-
Balance, end of period	$678,612	$689,868	$13,184,767

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

During the year ended September 30, 2012, $10,680,356 of the long-term subordinated obligations to related parties was converted to Class A Interests (see “Restructuring” section above). The fair value of the Class A Interests was determined to be $11,427,480 resulting in a loss on the extinguishment of long-term subordinated obligations to related parties of $747,124 during the twelve months ended September 30, 2012.

10.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor
ENEX Group Management SA	$100,000	$38,195	$78,560
BAC Infratrust Acht GmbH & Co. KG (IT8)	209,602	298,626	515,382
BAC Communications Infrastructure Group	13	13	-
Infratrust Zwei GmbH & Co. KG	16,000	16,000	-
ITAP, LLP	91,273	91,273	90,983
Infratrust KG	-	-	48,000
CIG Wireless Inc.	-	-	46,229
Media Management GmbH	-	-	5,000
Structured Life Group LLC	9,770	9,770	-
German Fund Entities (IT5, ITP7, and ITP9)	59,940	59,940	37,940
Berlin Atlantic Capital US, LLC	13,226	-	36,863

Total	$499,824	$513,817	$858,957

Accounts Payable to Related Parties

Accounts payable due to related party are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report The below table represents the balances payable to related parties as of December 31, 2012, September 30, 2012 and September 30, 2011:

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor
BAC Infratrust Sechs GmbH & Co. KG (IT6)	$52,359	$11,347	$41,726
Berlin Atlantic Capital US, LLC	-	36,212	400,000
MfAM Mobilfunk Asset Management	200,000	-	-
Other Miscellaneous	12,000	12,000	12,194

Total	$264,359	$59,559	$453,920

The Company assists certain investment partners who are related parties in the management, identification and acquisition of tower assets including towers and tower sites. From time to time, the Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties. In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party. The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the period from December 1, 2011 through September 30, 2012 and the year ended September 30, 2011, origination fees revenue totaled approximately $20 thousand and $247 thousand, respectively. There were no origination fees charged to related party during the two months ended November 30, 2011or the three months ended December 31, 2012. Management fees charged to related party were $2 thousand, $107 thousand, $22 thousand and $280 thousand during the three months ended December 31, 2012, the period from December 1, 2011 to September 30, 2012, the two months ended November 30, 2011 and the fiscal year ended September 30, 2011. Related party interest income totaled approximately $497 thousand during the year ended September 30, 2011. There was no related party interest income during the three months ended December 31, 2012, the period from December 1, 2011 to September 30, 2012 and the period from October 1, 2011 to November 30, 2011.

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

In October 2011, the Company sold one tower to an affiliate, InfraTrust Acht GmbH & Co. KG (IT8) for $0.4 million resulting in a gain of approximately $0.1 million. The gain was allocated to the investors through the losses allocated to related party creditors in the statement of operations.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES

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

On July 23, 2012, the Company entered into a distribution agreement with Cogefi Finance Asset Management AG (“COGEFI”), a securities placement agent. Pursuant to the distribution agreement, COGEFI will sell on behalf of the Company up to $5.0 million of the Series B Preferred Stock of the Company, at a stated price of $3.0 per share. In connection with each sale of the Series B Preferred Stock, COGEFI will receive 15% of the gross subscription proceeds from the Company following acceptance by the Company of the subscriptions for the securities and receipt and acceptance of the funds underlying such subscriptions.

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

Future minimum rental payments payable to landlords under non-cancelable operating ground leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 were as follows:

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
2013	$697,373
2014	736,081
2015	733,155
2016	740,370
2017	740,048
Thereafter	10,565,786
Total minimum operating lease payments	$14,212,813

Total rent expense for the three months ended December 31, 2012, the period from December 1, 2011 to September 30, 2012, the two months ended November 30, 2011 and the fiscal year ended September 30, 2011 were $0.2 million, $0.6 million, $0.1 million and $0.7 million.

Future minimum rental payments receivable from tenants under non-cancelable operating tenant leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 were as follows:

Year Ended December 31,
2013	$1,944,135
2014	1,690,503
2015	1,398,989
2016	1,283,288
2017	1,006,909
Thereafter	2,367,300
Total minimum operating lease receipts	$9,691,124

Debt

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2012 are as follows:

	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Totals
Credit facility	$-	$-	$-	$-	$10,000,000	$-	$10,000,000
Third-party notes payable	35,000	-	-	-	-	-	35,000
Related-party notes payable	800,000	150,249	-	-	-	-	950,249
Related party convertible notes payable	800,000	-	-	-	-	-	800,000
Future interest payments	897,493	851,536	850,000	850,000	579,863	-	4,028,892
Total	$2,532,493	$1,001,785	$850,000	$850,000	$10,579,863	$-	$15,814,141

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY

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

On October 7, 2011, the Company sold to a Delaware investment company 1,000,000 shares of Series A 4% Convertible Redeemable Preferred Stock (Series A Preferred Stock”), par value $0.00001 per share, at $2.00 per share, resulting in an aggregate of $2,000,000 in proceeds. This Series A Preferred Stock, including $16,301 in accrued dividends, was converted into 1,008,110 common shares on December 23, 2011.

On December 5, 2011, the Company issued 750,000 common shares to acquire CIG, LLC valued at $75,000 (see Note 4).

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

On July 25, 2012, the Board of Directors approved a new class of Series B 2012 Convertible Redeemable Preferred Stock to be designated from the Company’s authorized preferred stock (“Series B Preferred Stock”). On August 14, 2012, the Company filed a Certificate of Designations with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock are convertible to Common Stock at a conversion price of $3.00 per share and have a dividend payable at the rate of six percent (6%) per annum, payable in cash biannually within twenty (20) Business Days after each of December 31 and June 30 of each year, and for such shorter period at the earlier of conversion or redemption, in preference to any declaration or payment of dividends on Common Stock. For any other dividends or similar distributions, the holders of Preferred Stock shall participate with Common Stock on an as-converted to Common Stock basis. The Preferred Stock may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance if the Preferred Stock has not been converted to Common Stock as of such date. The Preferred Stock shall not be mandatorily redeemable and will not be redeemable by the holder. The Preferred Stock automatically converts into Common Stock at the then-applicable Conversion Price upon the closing of an underwritten public offering of shares of Common Stock for a total gross offering value of not less than $40 million. No further shares of Preferred Stock will be issued after the date of disclosure regarding such underwritten offering. Up to 1,700,000 shares of the Preferred Stock are authorized for issuance by the Company.

During the months of August and September 2012, the Company received subscriptions for 114,290 shares of the Series B Preferred Stock for $291 thousand proceeds, net of issuance costs. In addition, during the three months ended December 31, 2012, the Company received subscriptions for 512,425 shares of the Series B Preferred Stock for proceeds of $1.3 million proceeds which are net of issuance costs. As of December 31, 2012, there were 626,715 shares issued and outstanding of Series B Preferred Stock.

On November 28, 2012, the Board of Directors of the Company approved the declaration of the 6% dividends on the Series B Preferred Stock for the amounts accrued through December 31, 2012. The dividends accrued totaled $18,149 and were paid on January 16, 2013.

Effective November 28, 2012, the Board of Directors of the Company terminated the designation of the Series A 4% Preferred Stock.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

On November 28, 2011, the Company granted an aggregate of 100,000 Common Stock options to two directors of the Company at an exercise price of $3.75 per share. These options vest after one year and expire after three years from the grant date.

The Company’s Chief Executive Officer, Mr. Paul McGinn, received options to purchase 1,956,895 shares of Common Stock at an exercise price of $3.00 per share in accordance with the terms and conditions of his employment related to his appointment on February 6, 2012. All of these options expire five years from the date of grant. Options to purchase 571,585 shares vested upon grant; options to purchase an additional 571,585 shares will vest on each of January 27, 2013 and January 27, 2014. Options to purchase 242,141 shares will vest on January 27, 2015.

On March 26, 2012, a member of the Company’s Board of Directors, Mr. Akram Baker, received options to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share. These options vest on February 8, 2013 and expire on February 8, 2015.

On March 26, 2012, the Company’s Counsel, Wuersch & Gering LLP, received options to purchase 400,000 shares of Common Stock at an exercise price of $3.75 per share. These options vest on March 26, 2013 and expire on March 26, 2015.

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

In accordance with ASC 718, stock-based compensation cost is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period. The grant date fair value of the options granted during the twelve months ended September 30, 2012 was $3.0 million. There were no stock grants issued during the three months ended December 31, 2012. Stock-based compensation expense for the three months ended December 31, 2012 and the year ended September 30, 2012 was $0.5 million and $1.8 million, respectively. Unrecognized compensation expense as of December 31, 2012, relating to non-vested stock options is approximately $0.8 million and is expected to be recognized through 2015. At December 31, 2012, no options have been exercised or forfeited.

A summary of stock option activity and related information as of December 31, 2012, and changes during period from December 1, 2011 through September 30, 2012 and the three months ended December 31, 2012, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract (years)	Average Intrinsic Value
Options
Outstanding, December 1, 2011	100,000	$3.75
Granted	2,406,895	3.14
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2012	2,506,895	3.16	3.91	-
Granted	-	-
Forfeited	-	-
Exercised	-	-
Total outstanding at December 31, 2012	2,506,895	$3.16	3.66	$-
Total exercisable at September 30, 2012	571,585	$3.00	4.33	$-
Total exercisable at December 31, 2012	671,585	$3.11	3.75	$-

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of current taxable losses, at December 31, 2012, the Company believes it is not more likely than not that the Company will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

As of December 31, 2012, the net operating losses available to offset future taxable income in the U.S federal and state jurisdictions were $6.1 million.

The table below represents the deferred income tax assets related to the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis for the three months ended December 31, 2012 and the years ended September 30, 2012 and 2011:

(In thousands)

	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor

Deferred tax Assets:
Net operating losses	$2,130	$1,470	$-
Total deferred tax assets	2,130	1,470	-

Valuation allowance	(2,130)	(1,470)	-

Net deferred tax assets	$-	$-	$-

There was no net operating loss or deferred tax assets as of September 30, 2011. Prior to the acquisition of CIG LLC on December 5, 2011, the predecessor entity was a flow through entity for tax purposes.

14.	SUBSEQUENT EVENTS

Between January 1, 2013 and February 14, 2013, the Company issued 61,829 shares of Series B Preferred Stock (See Note 12) at a stated price of $3.00 per share and received $185,487 in gross proceeds.

On January 16, 2013, the Company made cash dividends payments of $18,149 for its Series B Preferred Stock. These dividends have been declared on November 28, 2012 and accrued as of December 31, 2012.

On January 23, 2013, the Board approved a stock option plan for the Company, and authorized the issuance of up to 1,000,000 shares of Common Stock pursuant to such Stock Option Plan.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	ANNUAL FINANCIAL STATEMENTS

In addition, the Company is providing separately following the notes to the financial statements for the three months ended December 31, 2012 the audited financial statements and accompanying notes for the twelve months ended December 31, 2012.

CONSOLIDATED FINANCIAL STATEMENTS for the TWELVE MONTHS ENDED DECEMBER 31, 2012

65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CIG Wireless Corp. and Subsidiaries

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of CIG Wireless Corp. and Subsidiaries (collectively, “the Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIG Wireless Corp. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 14, 2013

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$2,356,769
Restricted cash	255,733
Accounts receivable, net of allowance for doubtful accounts of $0	103,206
Accounts receivable due from related parties	499,824
Prepaid expenses	156,771
Total current assets	3,372,303

Property, equipment and software, net	22,945,036
Long-term prepaid rent	268,941
Deferred rent assets	287,839
Deferred financing costs, net	378,242
Total assets	$27,252,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,319,396
Accounts payable due to related parties	264,359
Deferred revenue	369,322
Notes payable	35,000
Convertible notes payable to related parties	800,000
Current portion of notes payable to related parties	800,000
Total current liabilities	3,588,077

Deferred rent liabilities	432,511
Asset retirement obligations	820,594
Notes payable to related parties, net of current portion	150,249
Long-term subordinated obligation to related parties	678,612
Long-term debt	9,243,194
Total liabilities	14,913,237

Stockholders' equity
Preferred stock, 100,000,000 shares authorized
Series A 4% convertible redeemable preferred stock, none authorized,
$0.00001 par value; none issued (designation terminated November 28,2012)	-
Series B 6% convertible redeemable preferred stock, 1,700,000
shares authorized, $0.00001 par value; 626,715 shares issued and outstanding, respectively	6
Common stock, 100,000,000 shares authorized, $0.00001 par value
20,739,931 issued and outstanding	208
Additional paid-in capital	8,846,707
Accumulated deficit	(7,516,312)
Total CIG Wireless Corp. stockholders’ equity	1,330,609
Non-controlling interest	11,008,515
Total Stockholders' equity	12,339,124
Total liabilities and stockholders’ equity	$27,252,361

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2012

Revenues:
Rent revenue	$1,825,847
Origination and management fees to related parties	106,909
Service revenue	74,790
Total operating revenue	2,007,546

Operating expenses
Site rental	756,253
Other site-related costs	601,438
General and administrative expenses	8,001,821
Shared services from related parties	548,116
Depreciation and accretion expense	1,215,759
Loss on sale of fixed assets	6,758
Total operating expenses	11,130,145

Loss from operations	(9,122,599)

Other income (expense)
Interest expense	(804,284)
Loss on extinguishment of long-term subordinated obligations to related parties	(747,124)
Losses allocated to related party investors	1,680,766
Loss on modification of non-controlling interest	(781,858)
Bargain purchase gain	868,929
Total other income	216,429

Net loss	(8,906,170)
Losses attributable to non-controlling interest	1,200,823
loss attributable to CIG Wireless Corp.	(7,705,347)
Preferred stock dividends	(18,149)
Net loss attributable to common stockholders	$(7,723,496)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)
Weighted average common shares outstanding, basic and diluted	20,300,934

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of MEMBER’S CAPITAL and STOCKHOLDERS’ EQUITY

	CIG Wireless Corp. and Subsidiaries
										Total
		Preferred Stock		Preferred Stock				Additional	Retained	CIG Wireless	Non-
	Member's	Series A		Series B		Common Stock		Paid-in	Earnings	Stockholders’	Controlling	Total
	Capital	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interest	Equity

Balance, December 31, 2011	$-	-	$-	-	$-	19,766,610	$198	$2,203,180	$207,184	$2,410,562	$-	$2,410,562
Common stock issued for conversion of notes payable	-	-	-	-	-	660,226	7	1,853,171	-	1,853,178	-	1,853,178
Common stock issued for conversion of payables	-	-	-	-	-	80,645	1	241,934	-	241,935	-	241,935
Debt discount related to beneficial conversion features	-	-	-	-	-	-	-	336,667	-	336,667	-	336,667
Stock-based compensation	-	-	-	-	-	-	-	2,218,472	-	2,218,472	-	2,218,472
Common stock issued for cash	-	-	-	-	-	232,450	2	395,163	-	395,165	-	395,165
Preferred stock issued for cash	-	-	-	626,715	6	-	-	1,598,120	-	1,598,126	-	1,598,126
Non-controlling interest due to restructuring	-	-	-	-	-	-	-	-	-	-	11,427,480	11,427,480
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	-	(18,149)	(18,149)		(18,149)
Loss on modification of non-controlling interest	-	-	-	-	-	-	-	-	-	-	781,858	781.858
Net loss	-	-	-	-	-	-	-	-	(7,705,347)	(7,705,347)	(1,200,823)	(8,906,170)
Balance, December 31, 2012	$-	-	$-	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

Year Ended December 31, 2012

Cash flows from operating activities:
Net loss	$(8,906,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	1,215,759
Amortization of debt issuance costs	373,197
Amortization of deferred financing costs	18,258
Loss on sale of fixed assets	6,758
Loss on extinguishment of long-term subordinated obligations to related parties	747,124
Loss on modification of non-controlling interest	781,858
Management fees revenue from related parties	(55,108)
Losses allocated to related party investors	(1,680,767)
Bargain purchase gain	(868,929)
Stock-based compensation	2,218,472

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	15,098
Accounts receivable from related parties	(32,002)
Prepaid expenses and other current assets	(92,364)
Deferred rent assets	(55,643)
Long-term prepaid rent	(95,323)
Accounts payable and accrued liabilities	75,728
Accounts payable to related parties	548,116
Deferred revenue	166,237
Deferred rent liabilities	127,519
Net cash used in operating activities	(5,492,182)

Cash flows from investing activities:
Proceeds from sale of fixed assets to related party	650
Cash paid for purchase and construction of fixed assets	(1,244,721)
Cash paid for acquisition of businesses, net of cash acquired	(3,543,078)
Increase in restricted cash	(255,733)
Net cash used in investing activities	(5,042,882)

Cash flows from financing activities:
Proceeds from credit facility, net of discounts	9,238,400
Common stock sold for cash, net of equity issuance costs	395,165
Preferred stock issued for cash, net of equity issuance costs	1,598,126
Proceeds from related party convertible notes payable	1,650,000
Distributions to related party investors	(175,600)
Payments for debt issuance costs	(196,500)
Payments for equity issuance costs for conversion of debt	(127,500)
Payments on notes payable to related parties	(350,001)
Net advances to related parties	(667,383)
Net cash provided by financing activities	11,364,707

Net change in cash	829,643
Cash and cash equivalents, beginning of period	1,527,126
Cash and cash equivalents, end of period	$2,356,769

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS (CONTINUED)

Year Ended December 31, 2012

Supplemental disclosure of cash flow information:
Interest paid	$290,214
Taxes paid	-

Acquisition of businesses
Fair value of assets acquired	$4,610,530
Less: liabilities assumed	(198,523)
Fair value of assets, net of assumed liabilities and cash acquired	4,412,007
Bargain purchase gain	(868,929)
Cash paid for acquisition of businesses	$3,543,078

Noncash investing and financing activities:
Asset retirement obligations	$186,190
Debt discounts due to beneficial conversion features	336,667
Conversion of long-term subordinated obligations to notes payable	1,300,250
Conversion of long-term subordinated obligations to non-controlling interest	10,680,356
Common stock issued for note payable	1,980,678
Common stock issued for accounts payable	241,935
Accrual for debt issuance costs	31,737
Accrual for deferred financing costs	200,000
Accrual for Series B preferred stock dividends declared	18,149

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

As of December 31, 2012, the balance of our cash and cash equivalents was $2.4 million. The Company believes that this balance in addition to the funds expected to be raised through the issuance of the Series B Preferred Stock and the available funds under its Credit Facility will be sufficient to meet its cash requirements to operate its business over the next twelve months. In addition, the Company is seeking to raise capital through private or public offering by selling and issuing new common shares of the Company. However, if the Company is not able to sell additional Series B Preferred Stock, borrow under its Credit Facility, or raise additional common equity, the Company will need to implement a strategic business plan focused on reduction of costs to further align its business operations. However, the success of the Company’s efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate.

Effective January 23, 2013, we changed our fiscal year end from September 30 to December 31.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All of our cash balances are held at one financial institution. There were no cash equivalents on December 31, 2012.

Restricted Cash

The Company classifies all cash required to be held to secure certain obligations and all cash whose use is limited as restricted cash. Restricted cash includes proceeds from subscriptions of preferred or common stock that were not issued as of the end of the period and a three-month interest on the outstanding balance of the credit facility required to be maintained at all times in the interest reserve bank account according to the terms of the credit agreement entered into on September 7, 2012. Amounts that are held as restricted cash are classified as cash flows from investing activities in the consolidated statements of cash flows and are presented separately in the consolidated balance sheets of the Company.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense for the year ended December 31, 2012 was $1.2 million.

Asset Retirement Obligations

Asset retirement obligations are recognized in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and the liability is accreted through the obligation’s estimated settlement date. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligations are included in long-term liabilities in the accompanying balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation and accretion” in the Company’s consolidated statements of operations. Accretion expense for the year ended December 31, 2012 was $45 thousand.

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012.

Revenue Recognition and Accounts Receivable

Site leasing revenues are recognized monthly according to the lease agreements (on a straight line basis when the lease payments are subject to escalation rates) when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. The difference between rent received and straight-lined rent is recorded under deferred rent assets in the Company’s balance sheet. Site leasing payments received in advance are recorded as deferred revenue in the consolidated balance sheets and recognized as revenues when earned.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended December 31, 2012, approximately 67% of our revenues were derived from four tenants in the industry.

The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. For the year ended December 31, 2012, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

The Company has certain customers that make up more than 10% of total revenues. During the year ended December 31, 2012, the Company had four customers each making up more than 10% of total revenue. These customers individually made up 28%, 16%, 13% and 11% of total revenues.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires entities to recognize expense based on the fair value of our stock-based compensation awards. ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards. The Company has elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant, and recognized using the straight-line method over the vesting periods. Stock-based compensation expense for the year ended December 31, 2012 was $2.2 million.

Related Party Transactions

The Company records any material income, expenses and related assets and liabilities that are associated with related parties separately in its consolidated balance sheets and statements of operations. These revenues and expenses include management, services fees and interest costs.

Losses Allocated to Related Party Investors

The Company, through its subsidiary and predecessor, previously entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for acquisition of tower assets which are segregated on the books by investment group. Profits from these towers are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Direct Operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit. Overhead expenses are allocated to the related party investors at a rate ranging between 60% and 99.999%. On June 30, 2012, five of these related party investors restructured their agreements whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in the Company’s subsidiary CIG, LLC (refer to Note 8 for details).

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors” and totaled $1.7 million for the year ended December 31, 2012,

Deferred Financing Costs and Debt Discounts

Deferred financing costs include legal and advisory fees directly incurred by the Company and are deferred and amortized over the terms of the underlying obligation using the effective interest method. Debt discounts include lender fees and other costs related to the issuance of debt financing as well as the intrinsic value of beneficial conversion features on convertible notes payable. On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC, entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”) which matures on September 6, 2017. In connection with the transaction, the Company recorded $0.4 million in deferred financing costs which will be amortized over the term of the credit facility. In addition, the Company recorded $0.8 million in debt discounts which are deducted from the gross proceeds and will be amortized over the term of the credit facility.

In addition, The Company entered into various convertible loans from related party investors during the year ended. The beneficial conversion feature associated with these loans totaled $336,667 and was expensed as amortization of deferred financing costs during the same period. (See Note 7 for details).

Amortization of deferred financing costs and debt discounts is included in interest expense and totaled $391 thousand for the year ended December 31, 2012.

Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC 260-10, “Earnings per Share”. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive common stock equivalents, if any, they are not considered in the computation of the diluted earnings per share. For the three months ended December 31, 2012 and the years ended September 30, 2012 and 2011, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

Recent Accounting Pronouncements

The Company has reviewed newly issued accounting pronouncements and updates that are effective during the periods reported and in future periods and does not believe that any of those pronouncements or updates will have a material impact on the Company’s financial position, results of operations and cash flows.

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

As part of the Company’s business strategy to expand its business and geographic presence in the telecommunication tower industry, the Company completed the following acquisition during the year ended December 31, 2012.

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

Unaudited pro forma results of operations data for the year ended December 31, 2012 as if the Company and the entities described above had been combined on January 1, 2012, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Results of Operations
Year Ended December 31, 2012

Revenues	$2,206,075
Loss from operations	(9,329,780)
Net loss	$(9,113,351)

The Company is satisfied that no material change in value has occurred in this acquisition since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

4.	TOWERS, EQUIPMENT AND SOFTWARE

As of December 31, 2012, towers, land, equipment and software consisted of the following:

December 31, 2012

Telecommunication towers	$23,197,331
Land	146,740
Software	96,378
Asset retirement obligation asset	687,768
Office equipment	10,934
Hardware	25,374
Total	24,164,525
Accumulated depreciation and amortization	(1,320,229)
Property, equipment and software, net	22,844,296
Construction in progress	100,740
Total	$22,945,036

Depreciation and amortization expense for towers, equipment and software for the year ended December 31, 2012 totaled $1.2 million.

5.	ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the year ended December 31, 2012:

Year Ended December 31, 2012

Asset retirement obligations, beginning balance	$477,932
Additions	186,190
Additions as a result of purchase accounting	111,038
Disposals as a result of sale of assets
Accretion expense	45,434
Asset retirement obligations, ending balance	$820,594

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of December 31, 2012:

December 31, 2012

Credit facility, due September 6, 2017	$10,000,000
Loan from CRG Finance, due upon demand	35,000
Total third-party debt	10,035,000
Current portion	(35,000)
Unamortized discount of the credit facility	(756,806)
Long-term debt, net of current portion and unamortized discounts	$9,243,194

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

As of December 31, 2012, the Company had an outstanding balance of $10.0 million under the credit facility bearing interest at 9.5% per annum and the associated unamortized balance of the discounts was $0.8 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related interest rate effective as of December 31, 2012 was 12.73%. As of December 31, 2012, the Company has available $5.0 million to draw under the credit facility. Subsequent to the period covered by this report, the annual interest rate was decreased to 8.5% due to transferring of the loan to Adjusted Eurodollar advances.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Third-Party Loans

As of December 31, 2012, the Company had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum.

7.	RELATED-PARTY NOTES PAYABLE

The following table represents a list of the notes payable due to related parties as of December 31, 2012:

December 31, 2012

Convertible note payable to ENEX, due upon demand	$250,000
Convertible note payable to ENEX, due upon demand	500,000
Convertible note payable to ENEX, due upon demand	50,000
Note payable to related party investors, due January 31, 2014	583,106
Note payable to related party investors, due January 31, 2014	315,416
Note payable to related party investors, due January 31, 2015	51,727
Total related party notes payable	1,750,249
Current portion	(1,600,000)
Related party notes payable, net of current portion	$150,249

On August 8, 2011, the Company borrowed $100,000 from ENEX, at 3% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On December 15, 2011, the Company borrowed $1,000,000 from ENEX Group Management SA (“ENEX”), at 4% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On March 3, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into common stock of the Company at $3.00 per share (“Common Stock”, par value $0.00001 per share).

On March 26, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into Common Stock at $3.00 per share.

On April 18, 2012, the Company borrowed $250,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into Common Stock at $3.00 per share.

On May 3, 2012, the Company borrowed $200,000 from ENEX, at 4% interest per annum. The note was secured by assets of the Company and was due and payable within thirty days of demand. The note was convertible into Common Stock at $3.00 per share.

On June 21, 2012, the Company borrowed $300,000 from ENEX, at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into Common Stock at $3.00 per share.

On June 29, 2012, the Company borrowed $500,000 from ENEX, at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into Common Stock at $3.00 per share.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the above convertible notes, the Company evaluated the conversion option for derivative treatment under ASC 815-15, “Embedded Derivatives”, and determined the notes and their conversion features did not qualify as derivatives. The Company also evaluated the note for a beneficial conversion feature under ASC 470-20, “Debt with Conversion and Other Options”, and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion features of the convertible notes above which totaled $1,650,000 was $0.3 million and was recorded as a debt discount that was fully amortized and charged to interest expense during the year ended December 31, 2012.

On June 27, 2012, the notes issued on August 8, 2011, December 15, 2011, March 3, 2012, March 26, 2012, April 18, 2012 and May 3, 2012 totaling $1,950,000 along with $30,678 accrued interest were fully converted into 660,226 common shares at $3.00 per share.

In connection with the related party investor restructurings disclosed in Note 8, the Company issued three notes in the amounts of $799,000, $432,200 and $69,050 payable to its related party investors originally maturing on December 31, 2014, December 31, 2014 and on March 31, 2015, respectively. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum. Effective December 31, 2012, the Company amended the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC dated June 30, 2012. In connection with the amendment, the Company amended the repayment schedule of the three notes payable to its related party investors. As of December 31, 2012, the outstanding balances of the notes were $583,104, $315,416 and $51,729 will be paid in quarterly installments and will mature on January 31, 2014 subsequent to the amendment.

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distributions will be made to Compartment IT2, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

1)	20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly owned subsidiaries have not generated net income); then

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

Distributions will be made to Compartment IT5, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)	20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly owned subsidiaries have not generated net income); then

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distributions will be made to Compartment IT9, LP by CIG LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)	10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG LLC and its wholly owned subsidiaries have not generated net income); then

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

On December 31, 2012, the Company entered into an amendment of the A&R Operating Agreement (the “Amendment”) which modifies the prices for conversion of the Class A Interests of CIG, LLC owned by the Compartments into Common Stock. Pursuant to this Amendment, the Class A Interests will be subject to an initial minimum conversion price of $2.00 per share of Common Stock and an initial maximum conversion price of $3.00 per share of Common Stock, with increase of the maximum conversion price per share after listing of Common Stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, by $0.50 per share every 30 day period thereafter, up to a maximum conversion price of $5.50 per share of Common Stock. The applicable trading value will be determined by reference to the twenty (20) trading days’ volume weighted average price per share of Common Stock preceding the date of notice of conversion. Also, the Amendment sets forth the conversion values at $11,518,900 for all the compartments and no future adjustments, charges or fees of any nature or kind will be made to the conversion values of any Class A interests.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the Amendment also provides for the Compartments to retain their respective performance preferences and liquidation preferences, and all other ordinary rights to dividends or distributions made by CIG, LLC, provided, however, any and all distributions of any nature or kind shall in the respective aggregate applicable to each of the Class A Interests not exceed the respective conversion value of such Class A Interests. Except with respect to the economic rights and preferences attributable to the conversion value, the Class A Interests will not have any other equity participation or liabilities with respect to any profits or losses of CIG, LLC.

In addition, the Amendment waives the twelve-month market stand-down condition set forth in the Operating Agreement to the extent shares of the Common Stock converted from Class A Interests become eligible for resale in reliance on Rule 144 promulgated under the Securities Act (“Rule 144”). Subject to customary exceptions, the Company has agreed to register such shares of Common Stock converted from Class A Interests if for any reason Rule 144 is not available to the holders of Class A Interests following conversion. In connection with the Amendment, we recorded a loss resulting from modification of the non-controlling interest of $0.8 million in our statement of operations for the three months ended December 31, 2012 which represents the incremental increase in the fair value of the Class A Interests.

A summary of the changes in the long-term subordinated obligations to related parties during the year ended December 31, 2012 is as follows:

Year Ended December 31, 2012

Balance, beginning of period	$14,570,693
Contributions	-
Distributions	(175,600)
Management fees	(55,108)
Losses allocated to related party investors	(1,680,767)
Restructured into notes payable to related parties	(1,300,250)
Restructured into non-controlling interest	(10,680,356)
Balance, end of period	$678,612

During the year ended December 31, 2012, $10,680,356 of the long-term subordinated obligations to related parties was converted to Class A Interests (see “Restructuring” section above). The fair value of the Class A Interests was determined to be $11,427,480 resulting in a loss on the extinguishment of long-term subordinated obligations to related parties of $747,124 reflected in the statement of operations for the year ended December 31, 2012.

9.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

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

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

ENEX Group Management SA	$100,000
BAC Infratrust Acht GmbH & Co. KG (IT8)	209,602
BAC Communications Infrastructure Group	13
Infratrust Zwei GmbH & Co. KG	16,000
ITAP, LLP	91,273
Structured Life Group LLC	9,770
German Fund Entities (IT5, ITP7, and ITP9)	59,940
Berlin Atlantic Capital US, LLC	13,226

Total	$499,824

Accounts Payable to Related Parties

Accounts payable due to related party are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report The below table represents the balances payable to related parties as of December 31, 2012:

December 31, 2012

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$52,359
MfAM Mobilfunk Asset Management	200,000
Other Miscellaneous	12,000

Total	$264,359

The Company assists certain investment partners who are related parties in the management, identification and acquisition of tower assets including towers and tower sites. From time to time, the Company locates and purchases (or builds) the tower assets and later sells the towers to the related parties at agreed-upon terms upon ultimate funding of the related parties. In connection with the purchase of tower assets to be sold to related parties, the Company charges origination fees of 5% of the purchase price of the tower assets payable upon completion and funding of the transaction by the related party. The Company also charges interest to the related parties for the period the identified assets are owned and held by the Company. During the year ended December 31, 2012 Management fees charged to related party were $0.1 million.

The Company incurs certain charges related to shared services with related parties. These costs include overhead, administrative and office lease expenses and are allocated on a pro rata basis based on headcount. During the year ended December 31, 2012, total allocated expenses were approximately $0.5 million and were included under shared services from related parties in the consolidated statements of operations for that period.

10.	COMMITMENTS AND CONTINGENCIES

On March 26, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with ENEX Group Management SA, (“ENEX”), a related party. Pursuant to the Corporate Development Agreement, ENEX Group Management SA will assist the Company in raising capital. ENEX Group Management S.A. shall receive placement agent fees consisting of commissions as follows: (i) for the sale of Common Stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, ENEX Group Management S.A. shall render advisory services to the Company. The Company will pay fees to ENEX, including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX Group Management S.A. in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the amounts of $19,500 and $12,500 per month respectively.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with CRG Finance AG. Pursuant to the Corporate Development Agreement, CRG Finance will assist the Company in raising capital. CRG Finance AG shall receive placement agent fees consisting of commissions as follows: (i) for the sale of Common Stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, CRG Finance AG shall render advisory services to the Company. The Company will pay a monthly advisory services fee of $9,500 to CRG Finance AG.

On July 23, 2012, the Company entered into a distribution agreement with Cogefi Finance Asset Management AG (“COGEFI”), a securities placement agent. Pursuant to the distribution agreement, COGEFI will sell on behalf of the Company up to $5.0 million of the Series B Preferred Stock of the Company, at a stated price of $3.0 per share. In connection with each sale of the series B preferred stock, COGEFI will receive 15% of the gross subscription proceeds from the Company following acceptance by the Company of the subscriptions for the securities and receipt and acceptance of the funds underlying such subscriptions.

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

Future minimum rental payments payable to landlords under non-cancelable operating ground leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 were as follows:

Year Ended December 31,
2013	$697,373
2014	736,081
2015	733,155
2016	740,370
2017	740,048
Thereafter	10,565,786
Total minimum operating lease payments	$14,212,813

Total rent expense for the year ended December 31, 2012 was $0.8 million.

Future minimum rental payments receivable from tenants under non-cancelable operating tenant leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 were as follows:

Year Ended December 31,
2013	$1,944,135
2014	1,690,503
2015	1,398,989
2016	1,283,288
2017	1,006,909
Thereafter	2,367,300
Total minimum operating lease receipts	$9,691,124

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2012 are as follows:

	Year Ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Totals
Credit facility	$-	$-	$-	$-	$10,000,000	$-	$10,000,000
Third-party notes payable	35,000	-	-	-	-	-	35,000
Related-party notes payable	800,000	150,249	-	-	-	-	950,249
Related party convertible notes payable	800,000	-	-	-	-	-	800,000
Future interest payments	897,493	851,536	850,000	850,000	579,863	-	4,028,892
Total	$2,532,493	$1,001,785	$850,000	$850,000	$10,579,863	$-	$15,814,141

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

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

On July 25, 2012, the Board of Directors approved a new class Series B Preferred Stock to be designated from the Company’s authorized preferred stock. On August 14, 2012, the Company filed a Certificate of Designations with the State of Nevada regarding the rights and preferences of the Preferred Stock. The Preferred Stock are convertible to Common Stock at a conversion price of $3.00 per share and have a dividend payable at the rate of six percent (6%) per annum, payable in cash biannually within twenty (20) Business Days after each of December 31 and June 30 of each year, and for such shorter period at the earlier of conversion or redemption, in preference to any declaration or payment of dividends on Common Stock. For any other dividends or similar distributions, the holders of Preferred Stock shall participate with Common Stock on an as-converted to Common Stock basis. The Preferred Stock may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance if the Preferred Stock has not been converted to Common Stock as of such date. The Preferred Stock shall not be mandatorily redeemable and will not be redeemable by the holder. The Preferred Stock automatically converts into Common Stock at the then-applicable Conversion Price upon the closing of an underwritten public offering of shares of Common Stock for a total gross offering value of not less than $40 million. No further shares of Preferred Stock will be issued after the date of disclosure regarding such underwritten offering. Up to 1,700,000 shares of the Preferred Stock are authorized for issuance by the Company.

During the year ended December 31, 2012, the Company received subscriptions for 626,715 shares of the Series B Preferred Stock for $1.6 million proceeds, net of issuance costs. As of December 31, 2012, there were 626,715 shares issued and outstanding of Series B Preferred Stock.

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 28, 2012, the Board of Directors of the Company approved the declaration of the 6% dividends on the Series B Preferred Stock for the amounts accrued through December 31, 2012. The dividends accrued totaled $18,149 and were paid on January 16, 2013.

Effective November 28, 2012, the Board of Directors of the Company terminated the designation of the Series A 4% Preferred Stock.

Stock-Based Compensation

The Company’s Chief Executive Officer, Mr. Paul McGinn, received options to purchase 1,956,895 shares of Common Stock at an exercise price of $3.00 per share in accordance with the terms and conditions of his employment related to his appointment on February 6, 2012. All of these options expire five years from the date of grant. Options to purchase 571,585 shares vested upon grant; options to purchase an additional 571,585 shares will vest on each of January 27, 2013 and January 27, 2014. Options to purchase 242,141 shares will vest on January 27, 2015.

On March 26, 2012, a member of the Company’s Board of Directors, Mr. Akram Baker, received options to purchase 50,000 shares of Common Stock at an exercise price of $3.75 per share. These options vest on February 8, 2013 and expire on February 8, 2015.

On March 26, 2012, the Company’s Counsel, Wuersch & Gering LLP, received options to purchase 400,000 shares of Common Stock at an exercise price of $3.75 per share. These options vest on March 26, 2013 and expire on March 26, 2015.

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

In accordance with ASC 718, stock-based compensation cost is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period. The grant date fair value of the options granted during the year ended December 31, 2012 was $3.0 million. Stock-based compensation expense for the year ended December 31, 2012 was $2.2 million. Unrecognized compensation expense as of December 31, 2012, relating to non-vested stock options is approximately $0.8 million and is expected to be recognized through 2015. At December 31, 2012, no options have been exercised or forfeited.

A summary of stock option activity and related information as of December 31, 2012, and changes during the year then ended, is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining contract (years)	Average intrinsic value
Options
Outstanding, January 1, 2012	100,000	$3.75
Granted	2,406,895	3.14
Forfeited	-	-
Exercised	-	-
Total outstanding at December 31, 2012	2,506,895	$3.16	3.66	$-
Total exercisable at December 31, 2012	671,585	$3.11	3.75	$-

CIG WIRELESS CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of current taxable losses, at December 31, 2012, the Company believes it is not more likely than not that the Company will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

As of December 31, 2012, the cumulative net operating losses available to offset future taxable income in the U.S federal and state jurisdictions were $6.1 million.

The table below represents the deferred income tax assets related to the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis for the year ended December 31, 2012:

(In thousands)
December 31, 2012

Deferred tax Assets:
Net operating losses	$2,130
Total deferred tax assets	$2,130

Valuation allowance	(2,130)

Net deferred tax assets	$-

The company’s net operating losses as of January 1, 2012 were $0.3 million.

13.	SUBSEQUENT EVENTS

Between January 1, 2013 and February 14, 2013, the Company issued 61,829 shares of Series B 2012 preferred shares (See Note 11) at a stated price of $3.00 per share and received $185,487 in gross proceeds.

On January 16, 2013, the Company made cash dividends payments of $18,149 for its Series B Preferred Stock. These dividends have been declared on November 28, 2012 and accrued as of December 31, 2012.

On January 23, 2013, the Board approved a stock option plan for the Company, and authorized the issuance of up to 1,000,000 shares of Common Stock pursuant to such Stock Option Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to the existence of material weaknesses in the design and effectiveness of disclosure controls and procedures discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this evaluation, our management concluded that the following material weaknesses existed in our design and effectiveness of our disclosure controls and procedures:

1.	As of December 31, 2012, the Company did not maintain adequate IT controls related to securities around access to the accounting software used during the three months ended December 31, 2012. Due to the change in the fiscal year, the implementation of the new software was delayed until January 1, 2013.

2.	As of December 31, 2012, The Company did not maintain adequate entity-level controls around segregation of duties within its accounting and finance function. The Company believes that this is primarily due to the limited number of staff and resources.

3.	As of December 31, 2012, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

As a result of these weaknesses, our internal control over financial reporting is not effective as of December 31, 2012. The weaknesses and the related risks are not uncommon in a company of our size because of the limitations in size and number of staff in the finance and accounting department. In an effort to remediate these weaknesses, the Company has taken the following steps:

1.	The Company is in the testing phase of the implementation of the new software purchased at the beginning of the fiscal year. Due to the change in the fiscal year-end, the Company had to make changes to its testing and implementation plans related to the new software. Once the implementation and testing phases are completed, the new software will help streamline the processes and provide for good security controls around access to the accounting software.

2.	Once the new software is solely used to record and process the transactions and operating activities and provide financial information about our Company, we will formalize an accounting policies and procedures manual which will provide guidance to accounting personnel in the proper treatment of recording of financial transaction. In addition, management will implement adequate controls and procedures which will remediate the above weaknesses.

3.	The Company has added additional qualified personnel in the capacity of controller to its accounting and finance team during August 2012.

The Company believes that the above steps, as implemented and when validated, will remediate the above material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the change in internal control noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

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

Sebastien Koechli has served as the Chairman of the Board of Directors since May 14, 2012 and as a member of the Board of Directors of the Company since August 8, 2011. From August 8, 2011 to May 14, 2012, Mr. Koechli also served as the President of the Company. Additionally, from August 8, 2011 until November 28, 2011, Mr. Koechli served as the Chief Executive Officer of the Company. Mr. Koechli has over 12 years of experience in private equity, banking and multinational environments. Since June 2006, Mr. Koechli is part of management of ENEX Group Management SA, an investment company based in Switzerland. Mr. Koechli has led acquisitions of equity participations and investments in multiple markets and industries including aviation, telecom, food, cosmetics, renewable energies and natural resources. Mr. Koechli supervised debt and equity financing and has been involved in the listing of companies on NYSE-Euronext and the Swiss Stock Exchange. Mr. Koechli has also served on various Boards of Directors. Prior to that, Mr. Koechli served as Deputy Head of Securities at EFG Bank, Head of Arbitrage at Bank Edouard Constant and Mergers and Acquisitions consultant at Nestlé International's head office. The Company has determined that Mr. Koechli’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gabriel Margent has served as a member of the Company’s Board of Directors since October 5, 2011 and is currently a member of the Audit Committee, Compensation Committee and the Nominating Committee of the Company. In addition, Mr. Margent has been the Chief Financial Officer and a member of the Board of Directors of Ardent Mines Limited since July 2012. From 2008 to 2010, Mr. Margent was a Consultant. From 1987 to 2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking. The Company has determined that Mr. Margent’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Gert Rieder has served as a member of the Board of Directors of the Company since November 28, 2011 and is currently a member of the Audit Committee, Compensation Committee and the Nominating Committee of the Company. From 2009 to 2011, Mr. Rieder served as the Chief Executive Officer of Batelco Bahrain, where he led an organization of 1,450 employees. From 2008 until 2009, Mr. Rieder served as Senior Advisor for ENEX Finance, where he was responsible for the investments of ENEX Finance, with a specific focus on telecommunications. From 2004 to 2007, he was employed by TDC Fixnet Nordic in Denmark, where he was a member of the Executive Management Board, Executive Vice President, Head of the Residential Business Unit and Chairman of the Board for Call Center Europe. He has also held positions with TDC Switzerland AG, TDC Mobile A/S, Sunrise Communications AG and Tele Danmark. Mr. Rieder received his BSC in Economics from the Business School of Sonderb in Denmark, a Cand Merc from the Business School of Arhus in Denmark and an Executive MBA, from INSEAD in Fontainebleau France. The Company has determined that Mr. Rieder’s extensive qualifications and experience as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

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

Romain Gay-Crosier has served as the Company's Treasurer and Chief Financial Officer since August 8, 2011. Mr. Gay-Crosier has over seven years of experience in controlling and reporting divisions of family offices and investment companies. In September 2007, he joined ENEX Group Management SA, an investment company based in Switzerland. Acting as financial controller, Mr. Gay-Crosier has been involved in multiple projects in areas such as aviation, telecom, food, cosmetics, renewable energies and natural resources. Since September 2010, he has been in charge of the reporting processes and serves as treasurer of ENEX Group Management SA and its affiliated companies.

Transactions with Related Persons, Promoters and Certain Control Persons

There have been no transactions, since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest, except as follows:

-	The Company entered into an agreement with ENEX Group Management SA (“ENEX”) pursuant to which ENEX has loaned the Company loans in the amount of $2.7 million of which $1.7 million was convertible into common stock of the Company (“Common Stock”, par value $0.00001 per share). On June 27, 2012, $2.0 million was converted into Common Stock at a conversion price of $3.0 per share. As of the date of filing of this Report, the outstanding amount on the loans due to ENEX was $0.8 million.

-	On March 26, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with ENEX. Pursuant to the ENEX Corporate Development Agreement, ENEX will assist the Company in raising capital. ENEX shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s Common Stock (the “ENEX Common Equity Placement Compensation”), 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock (“ENEX Preferred Equity Placement Compensation”), 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for ENEX Preferred Equity Placement Compensation; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for ENEX Preferred Equity Placement Compensation.

Pursuant to the ENEX Corporate Consulting Agreement, ENEX shall render advisory services to the Company. The Company will pay fees to ENEX, including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the monthly amounts of $19,500 and $12,500 respectively.

ENEX Capital Partners AG is a shareholder of the Company. Sebastien Koechli, the Company’s Chairman of the Board is also affiliated with ENEX, a related company to ENEX Capital Partners AG, and as such, Mr. Koechli recused himself from any and all deliberations regarding loan from ENEX, as well as the ENEX Corporate Development Agreement and the ENEX Corporate Consulting Agreement described below. ENEX serves as a management advisor to the Company.

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

Certain officers and directors of the Company may also serve in similar or other capacities for other companies who may enter into agreements with our Company. The Company’s Ethics Policy requires all such persons to disclose their respective capacities to the Company and requires that all such persons recuse themselves from any and all deliberations and voting with respect to transactions in which such person may have direct or indirect interests. Such person is nonetheless permitted to act in a ministerial capacity if so authorized by the counterparty which has business with the Company, and such person may execute and deliver documents in a ministerial capacity without prohibition on behalf of such company or organization when interfacing with the Company.

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

Compensation Committee and Charter

The Company has formed a compensation committee which consists of at least two independent members of the Board. The members of the Compensation Committee are Mr. Gabriel Margent and Mr. Gert Rieder. Effective January 23, 2013, the Board of Directors of the Company adopted a charter for the operations of the Compensation Committee. The primary responsibilities of the compensation committee is, among other things to periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments, assisting the Board with establishing the Chief Executive Officer’s annual goals and recommend his compensation to the other members of the Board, and oversee an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.

Nominating Committee and Charter

Effective January 23, 2013, the Board authorized the creation of a Nominating Committee which consists of at least two independent directors. The primary responsibilities of the Nominating Committee of the Company are to evaluate on an annual basis and report to the Board on the performance and effectiveness of the Board to facilitate the directors fulfilling their responsibilities and make recommendations for nomination for election to the Board at the annual meeting of shareholders and for appointment to all the committees of the Board. Effective January 23, 2013, the Board has appointed Mr. Gabriel Margent and Mr. Gert Rieder as members of the Nominating Committee.

Shareholder Communications

Any shareholder may communicate directly to the Board by sending a letter to the Company’s address of record.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the three months ended December 31, 2012 all such filing requirements applicable to our Company were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors approves based on the recommendation of the Compensation Committee all compensation and awards to the individuals included in the Summary Compensation Table. The Board of Directors may get involved, recommends or approves the compensation or awards to other employees of the Company. The Board reviews the overall compensation philosophy and strategy of the Company, establishes corporate goals and objectives relevant to the compensations of the Chief Executive Officer (“CEO”) compensation, evaluates the CEO’s performance in light of those goals and objectives, reviews and approves the compensation structure for other employees or executives and reviews and approves the CEO’s recommendations regarding director compensation or other officers or employees of the Company.

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

Elements of compensation

Our compensation packages may include in addition to compensation, equity compensation or other benefits. Currently, our executive compensation packages include equity compensation in the form of stock option grants. However, these packages do not include equity awards plans in the form of restricted stock or bonuses.

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

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries, during the three months ended December 31, 2012, the year ended September 30, 2012, the seven months ended September 30, 2011 and the full fiscal year ended February 28, 2011 by our current principal executive officer and principal financial officer who served as executive officers at December 31, 2012. In addition, the table presents the compensation awarded to former executive officers.

Name and Principal Position	Fiscal Year		Salary	Equity Awards (1)		All Other Compensation		Total

Paul McGinn (6)	2012	(a)(2)	$69,234	$-		$13,358	(8)	$82,592
President Chief	2012	(b)(3)	201,933	2,414,031	(7)	34,235	(9)	2,650,199
Executive Officer	2011	(a)(4)	-	-		-		-
And Director	2011	(b)(5)	-	-		-		-

Akram Baker (10)	2012	(a)(2)	-	-		-		-
Director, Former	2012	(b)(3)	-	65,813	(10)	-		65,813
President and Former	2011	(a)(4)	-	-		-		-
Chief Executive Officer	2011	(b)(5)	-	-		-		-

Sebastien Koechli (11)	2012	(a)(2)	-	-				-
Director, Former	2012	(b)(3)	-	-		-		-
President and Former	2011	(a)(4)	-	-		-		-
Chief Executive Officer	2011	(b)(5)	-	-		-		-

Maria Shostak (12)	2012	(a)(2)	-	-		-		-
Former President, Former	2012	(b)(3)	-	-		-		-
Chief Executive Officer,	2011	(a)(4)	-	-		-		-
Former Chief Financial	2011	(b)(5)	-	-		-		-
Officer and Former Director

Romain Gay-Crosier (13)	2012	(a)(2)	-	-		-		-
Chief Financial Officer	2012	(b)(3)	-	-		-		-
	2011	(a)(4)	-	-		-		-
	2011	(b)(5)	-	-		-		-

(1)	Reflects the total grant date fair value for awards granted in 2011 and 2010 and do not reflect actual compensation realized by our named executive officers. The aggregate grant date fair value of stock options awards granted within the fiscal year was determined in accordance with ASC 718 “Compensation, Stock Compensation”.
(2)	Represents the transition period from October 1, 2012 to December 31, 2012 as a result of the Company changing its fiscal year end from September 30 to December 31.
(3)	Represents the year ended September 30, 2012.
(4)	Represents the short year consisting of seven months ended September 30, 2011 as a result of the Company changing its fiscal year end from February 28 to September 30.
(5)	Represents the fiscal year ended February 28, 2011.
(6)	Mr. McGinn was appointed as the Chief Executive Officer of the Company on February 6, 2012. Mr. McGinn did not provide services and was not an employee of the Company prior to that date. His salary reflects the amounts paid to him during the fiscal year ended September 30, 2012 and the three months ended December 31, 2012.
(7)	Mr. McGinn received stock options to purchase 1,956,895 shares of Common Stock at an exercise price of 3.00 per share.
(8)	Represents the Company’s portion of health benefits of $1,679, Company match 401K Contributions of $2,769, payments for apartment rental of $4,870 and leased vehicle of $4,040. Under his employment agreement, Mr. McGinn has also the right to receive a life insurance policy and other benefits as an employee of the Company.
(9)	Represents the Company’s portion of health benefits or $4,600, Company match 401K contributions of $5,078, payments for apartment rental of $17,629 and leased vehicle of $6,928. Under his employment agreement, Mr. McGinn has also the right to receive a life insurance policy and other benefits as an employee of the Company.
(10)	Mr. Baker resigned his position as Chief Executive Officer effective February 6, 2012. Mr. Baker received no salary for any of the periods presented above. On March 26, 2012, he received options to purchase 50,000 shares of Common Stock at an exercise price of 3.75 per share.

(11)	Mr. Kocheli resigned his position as Chief Executive Officer effective November 28, 2011. He received no compensation during the periods presented above.
(12)	Ms. Shostak resigned her position as the Chief Executive Officer and Chief Financial Officer effective August 8, 2011 and as Director effective October 5, 2011 and sold all her shares in the Company. She received no compensation during the periods presented above.
(13)	Mr. Gay-Crosier serves as the Chief Financial Officer of the Company and has received no direct compensation from the Company during the periods presented. Mr. Gay-Crosier is an employee of ENEX Group Management SA, a related company to ENEX Capital Partners AG who is a shareholder of the Company and owns 7.2% of the Company’s Common Stock as of December 31, 2012. Mr. Gay-Crosier receives his compensation from ENEX through the advisory fees paid to them by the Company of $19,500 per month.

Outstanding Equity Awards as of December 31, 2012

The following table provides information about the number and value of unexercised options for the named executive officers as of December 31, 2012. No named executive officers exercised any stock options during the fiscal year ended December 31, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Not exercisable

Paul McGinn(1)	571,585	1,385,311	3.00	January 27, 2017
Akram Baker	-	50,000	3.75	February 8, 2013
Gert Rieder	50,000	50,000	3.75	November 30, 2014
Gabriel Margent	50,000	50,000	3.75	November 30, 2014

(1)	See discussion below under the caption “Employment Agreements” for disclosures regarding option grants to Mr. Paul McGinn.

Employment Agreements

Paul McGinn, President and Chief Executive Officer. Mr. McGinn’s employment is governed by the employment agreement entered into on July 25, 2012 reflecting the terms and conditions of agreement with the Company set forth in the binding term sheet dated January 27, 2012. The employment agreement has a term of three years and shall renew for one-year periods unless either Mr. McGinn or the Company provides notice of non-renewal. Pursuant to the Employment Agreement, Mr. McGinn’s compensation will be $450,000 per year for his services as an officer, consisting of fixed component of $300,000 per year, and a variable component of up to $150,000 per year. All Variable Component goals will be set at the beginning of each year between Mr. McGinn and the Board. Performance with respect to the Variable Component shall be measured at the end of the year. In the event that Mr. McGinn is terminated without cause, he shall be paid for nine months at a rate of $450,000 per annum. Mr. McGinn has also received options to purchase 1,956,895 shares at an exercise price of $3.00 per share of Common Stock as follows (1) Non-qualified stock options equal to 5% of outstanding shares of Common Stock as of January 27, 2012, vesting 33.33% on the same day of the grant and 33.33% on each anniversary thereafter until vested in full, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company; and (2) Qualified stock options equal to 4.9% of outstanding shares of Common Stock as of January 27, 2012, with an exercise price of fair market value determined by the volume weighted average per share with respect to the 20 trading days prior to the January 27, 2012, vesting 25% on the same day of the grant, and 25% on each anniversary thereafter, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company. Such qualified options may be reduced based on the number of stock options granted to other management of the Company. Should the Company reach certain goals for share price and market capitalization, Mr. McGinn shall receive additional non-qualified options representing 2.5% of the issued and outstanding Common Stock, with an exercise price per share of $4.00 per share, vesting 33.33% at the date of grant, and 33.33% on each anniversary thereafter, and exercisable for 5 years as long as Mr. McGinn remains employed by the Company. Mr. McGinn shall also receive a life insurance policy and other benefits as an employee of the Company.

Compensation of Non-Executive Directors

For the three months ended December 31, 2012, the Company paid the following amounts for services provided by our non-executive directors:

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total

Sebastien Koechli	$-	$-	$-	$-
Akram Baker	13,657	-	-	13,657
Gert Rieder	17,497	-	-	17,497
Gabriel Margent	8,194	-	-	8,194

Sebastien Koechli, Chairman

The Company has not paid any compensation to Mr. Koechli through the date of this Report. Mr. Koechli is compensated through ENEX. Mr Koechli is part of management of ENEX, a related party and the Company pays ENEX advisory fees in the amount of $12,500 per month for the services rendered by Mr. Koechli.

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

Romain Gay-Crosier, Treasurer and Chief Financial Officer

The Company has not paid any compensation to Mr. Gay-Crosier during the three months ended December 31, 2012. Mr. Gay-Crosier is an employee of ENEX, a related party. The Company pays ENEX advisory fee of $19,500 per month for services rendered by Mr. Gay Crosier.

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

Applicable percentage ownership is based on 20,739,731 shares of Common Stock outstanding as of December 31, 2012, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after February 14, 2013 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. The address of each executive officer and director is c/o CIG Wireless Corp., Five Concourse Parkway, Suite 3100, Atlanta, Georgia 30328. For information relating to beneficial owners of greater than 5% of our Common Stock who are not insiders, we rely upon the reports filed by such persons or entities with the SEC.

Name of beneficial owners	Number of Shares Beneficially Owned	Percentage Ownership
Five Percent Shareholders:
Wireless Investment Fund	10,000,000	48.2%
ENEX Capital Partners AG (1)(3)	1,500,000	7.2%
Executive Officers and Directors:
Paul McGinn, Chief Executive Officer, President and Director	1,143,170 (2)	5.2%
Akram Baker, Director	50,000 (2)	*
Sebastien Koechli, Chairman of the Board (1)	-	-
Gabriel Margent, Director	50,000 (2)	*
Gert Rieder, Director	50,000 (2)	*
Romain Gay-Crosier, Chief Financial Officer and Treasurer (3)	-	-
All Executive Officers and Directors as a Group	1,293,170	5.9%

* Represents less than 1%

(1)

Mr. Koechli is affiliated with ENEX Group Management SA, a related party to ENEX Capital Partners AG.  Mr. Koechli has no powers to vote or control disposition of any shares of Company Common Stock owned by Enex Group Management.  Neither Mr. Koechli nor ENEX Group Management SA have any powers to vote or control disposition of any shares of the Company owned by ENEX Capital Partners AG.

(2)	Represents stock options granted during the year ended September 30, 2012.
(3)	Mr. Gay-Crosier serves as the controller of ENEX Group Management SA, a related party to ENEX Capital Partners AG; however, he has no powers to vote or control disposition of any shares of the Company owned by ENEX Capital Partners AG.

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

During the three months ended December 31, 2012 and the fiscal years ended September 30, 2012 and 2011, we incurred the following fees for services performed by our auditors, MaloneBailey LLP. These fees include audit fees of our annual and transition financial statements on Form 10-K and review of our quarterly financial statements on Form 10-Q:

	Three Months Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2012	September 30, 2012	September 30, 2011
	Successor	Successor	Predecessor
Audit fees	$71,256	$250,000	$200,000
Audit related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total	$71,256	$250,000	$200,000

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report.

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets for the Years Ended December 31, 2012, September 30 2011, and September 30, 2011
-	Consolidated Statements of Operations for the Three Months Ended December 31, 2012, the Period from December 1, 2011 to September 30, 2012, the Period from October 1, 2011 to November 30, 2011 and the Fiscal Year ended September 30, 2011
-	Consolidated Statements of Member’s Capital and Stockholders’ Equity for the Year Ended September 30, 2011, the period from October 1, 2011 to November 30, 2011, the Fiscal Year Ended September 30, 2012 and the Three Months Ended December 31, 2012
-	Consolidated Statement of Cash Flows for the Three Months Ended December 31, 2012, the Period from December 1, 2011 to September 30, 2012, the Period from October 1, 2011 to November 30, 2011 and the Fiscal Year ended September 30, 2011
-	Notes to the Consolidated Financial Statements above
-	Management’s Annual Report on Internal Control over Financial Reporting
-	Audited Financial Statements and Accompanying Notes for the Twelve Months Ended December 31, 2012

(a)	2. Financial Statements Schedules

(In thousands)
Schedule II - Valuation and Qualification Accounts

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Valuation Allowance for deferred taxes:
Three Months Ended December 31, 2012	$1,470	$660	$-	$2,130
Period from December 1, 2011 to September 30, 2012	$-	$1,470	$-	$1,470

(a)	3. Exhibits

See the index to exhibits attached below

(b)	See item 15(a)(3) and separate Exhibits Index attached hereto
(c)	Not Applicable

Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 3.1	Articles of Incorporation, incorporated by reference	S-1	4/25/2008	3.1

Exhibit 3.2	By Laws, incorporated by reference	S-1	4/25/2008	3.2

Exhibit 3.3	Certificate of Designations for Series A 4% 2012 Convertible Redeemable Preferred Stock incorporated by reference	8-K	10/11/2011	3.3

Exhibit 3.4	First Amended Articles of Incorporation, incorporated by reference	10-Q	2/21/2012	3.4

Exhibit 3.5	Certificate of Designations of Series B 6% 2012 Convertible Redeemable Preferred Stock	8-K	8/23/2012	3.5

Exhibit 3.6	First amended By-Laws, incorporated by reference	8-K	4/18/2012	3.4

Exhibit 10.1	Senior Promissory Note, by and between the Company and CRG Finance AG, incorporated by reference	8-K	2/23/2011	10.1

Exhibit 10.2	Corporate Development Services Agreement, by and between the Company and CRG Finance AG, dated as of June 1, 2011 incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2011.	8-K	6/1/2011	10.2

Exhibit 10.3	Promissory Note, by and between the Company and ENEX Group Management SA, dated as of August 8, 2011, incorporated by reference	10-Q	10/7/2011	10.3

Exhibit 10.4	Stock Purchase Agreement, by and between Maria Shostak and Wireless Investment Fund AG, dated as of October 3, 2011, incorporated by reference	8-K	10/11/2011	10.4

Exhibit 10.5	Stock Purchase Agreement, by and between Maria Shostak and ENEX Capital Partners AG, dated as of October 3, 2011, incorporated by reference	8-K	10/11/2011	10.4

Exhibit 10.6	Share Tender and Cancellation Agreement, by and between the Company and Maria Shostak, dated as of October 3, 2011, incorporated by reference	8-K	10/11/2011	10.6

Exhibit 10.7	Limited Liability Company Membership Interests Purchase Agreement, by and among the Company, Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.7

Exhibit 10.8	Series A 4% 2012 Convertible Redeemable Preferred Stock Purchase Agreement, by and between the Company and BAC-CIG, LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.8

Exhibit 10.9	Administration Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.8

Exhibit 10.10	Employee Services Agreement, by and between Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.8

Exhibit 10.11	Search Ring License & Service Agreement, by and between BAC-CIG, LLC as Licensor and CIG Services, LLC as Licensee, dated October 7, 2011, incorporated by reference	8-K	10/11/2011	10.11

Exhibit 10.12	Form of Indemnification Agreement, by and between the Company and its Directors, incorporated by reference	8-K	10/11/2011	10.12

Exhibit 10.13	Management Services Agreement, by and among Communication Infrastructure Group LLC and CIG Services LLC, dated as of October 7, 2011, incorporated by reference	8-K	10/11/2011	10.13
Exhibit 10.14	Limited Liability Company Membership Interests Purchase Agreement, dated as of December 5, 2011, by and among Communications Infrastructure Group, LLC, CIG Wireless Corp., CIG Properties, Inc. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference	8-K	12/7/2011	10.14

Exhibit 10.15	Common Stock Purchase Agreement, dated as of December 5, 2011, by and among CIG Wireless Corp. and BAC Berlin Atlantic Holding GmbH & Co. KG, incorporated by reference	8-K	12/7/2011	10.15

Exhibit 10.16	Promissory Note to ENEX Dated December 15, 2011 incorporated by reference	10-Q	5/21/2012	10.16

Exhibit 10.17	Term Sheet between CIG Wireless Corp and Paul McGinn executed on January 27, 2012 incorporated by reference	10-Q	5/21/2012	10.17

Exhibit 10.18	Corporate Development Agreement Between CIG Wireless Corp. and CRG Finance incorporated by reference	10-Q	5/21/2012	10.18

Exhibit 10.19	Corporate Consulting Agreement Between CIG Wireless Corp. and CRG Finance incorporated by reference	10-Q	5/21/2012	10.19

Exhibit 10.20	Corporate Development Agreement Between CIG Wireless Corp. and ENEX Group incorporated by reference	10-Q	5/21/2012	10.20

Exhibit 10.21	Corporate Consulting Agreement Between CIG Wireless Corp. and ENEX Group incorporated by reference	10-Q	5/21/2012	10.21

Exhibit 10.22	Convertible Secured Note Dated on March 29, 2012 incorporated by reference	10-Q	5/21/2012	10.22

Exhibit 10.23	Security Agreement between CIF Wireless Corp. and the Lenders Dated March 29, 2012 incorporated by reference	10-Q	5/21/2012	10.23

Exhibit 10.24	Convertible Secured Note Dated on June 21, 2012 incorporated by reference	10-Q	8/14/2012	10.24

Exhibit 10.25	Convertible Secured Note Dated on June 29, 2012 incorporated by reference	10-Q	8/14/2012	10.25

Exhibit 10.26	Amended and Restated Limited Liability Company Operating Agreement Dated June 30, 2012 incorporated by reference	10-Q	8/14/2012	10.26

Exhibit 10.27	Exchange Agreement by and among CIG, LLC, Infratrust ZWEI GMBH & CO. KG and Compartment IT2, LP incorporated by reference	10-Q	8/14/2012	10.27

Exhibit 10.28	Exchange Agreement by and among CIG, LLC, Infratrust FÜNF GMBH & CO. KG and Compartment IT5, LP incorporated by reference	10-Q	8/14/2012	10.28

Exhibit 10.29	Exchange Agreement by and among CIG, LLC, BAC Infratrust Premium Neun GMBH & CO. KG and Compartment IT9, LP incorporated by reference	10-Q	8/14/2012	10.29

Exhibit 10.30	Employment Agreement dated July 25, 2012 between CIG Wireless Corp and Paul McGinn	10-Q	8/14/2012	10.3

Exhibit 10.31	Credit Agreement between CIG Comp Tower and Macquarie Bank Limited dated September 7, 2012 †	8-K/A	12/19/2012	10.1

Exhibit 10.32	Security Agreement between CIG Comp Tower, CIG Properties and Macquarie Bank Limited †	8-K	9/14/2012	10.2

Exhibit 10.33	Guaranty by CIG Properties, LLC in favor of Macquarie Bank Limited †	8-K	9/14/2012	10.3

Exhibit 10.34	Pledge Agreement Between CIG Properties, LLC and Macquarie Bank Limited †	8-K/A	12/19/2012	10.4

Exhibit 10.35	Amendment No. 1 dated December 31, 2012 to Amended and Restated Operating Agreement dated June 30, 2012				X

Exhibit 10.36	Certificate of Rescission of Amendment No. 1 dated December 31, 2012 to Amended and Restated Operating Agreement dated June 30, 2012				X

Exhibit 10.37	Amendment No. 2 dated December 31, 2012 to Amended and Restated Operating Agreement dated June 30, 2012				X

Exhibit 14.1	Code of Ethics incorporated by reference	10-K	2/6/2012	14.1

Exhibit 21.1	List of Subsidiaries				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X *
Exhibit 99.1	Audit Committee Charter	10-K	2/6/2012	99.1

Exhibit 99.2	Disclosure Committee Charter	10-K	2/6/2012	99.2

Exhibit 99.3	Whistleblower Procedures Policy	10-K	2/6/2012	99.3

Exhibit 99.4	Compensation Committee Charter				X

Exhibit 99.5	Nominating Committee Charter				X

101.INS	XBRL Instance Document				X *

101.SCH	XBRL Taxonomy Extension Schema				X *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X *

101.DEF	XBRL Taxonomy Definition Linkbase				X *

101.LAB	XBRL Taxonomy Extension label Linkbase				X *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X *

†	The registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

*	These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIG WIRELESS CORP.

By:	/s/ Paul McGinn
Name: Paul McGinn
Title: President, Principal Executive Officer
and Director

By:	/s/ Romain Gay-Crosier
Name: Romain Gay-Crosier
Title: Principal Financial Officer and
Principal Accounting Officer

Dated: February 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sebastien Koechli
Name: Sebastien Koechli
Title: Chairman
Dated: February 14, 2013

/s/ Gabriel Margent
Name: Gabriel Margent
Title: Director
Dated: February 14, 2013

/s/ Gert Rieder
Name: Gert Rieder
Title: Director
Dated: February 14, 2013

/s/ Akram Baker
Name: Akram Baker
Title: Director
Dated: February 14, 2012

