Form 10-Q
period 2013-03-31
CIG WIRELESS CORP.
filed 2013-05-15
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 000-53677

_____________________________

CIG WIRELESS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0672900
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Five Concourse Parkway, Suite 3100 Atlant, Georgia 30328
(Address of principal executive offices, including zip code)

(678) 332-5000
(Registrant’s telephone number, including area code)

None
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 21,864,623 shares of Common Stock, par value $0.00001, outstanding as of May 15, 2013.

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	2
	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)
	Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)
	Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2013 (Unaudited)
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)
	Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Control and Procedures	20

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$2,432,188	$2,356,769
Restricted cash	262,127	255,733
Accounts receivable, net of allowance for doubtful accounts of $0	4,000	103,206
Accounts receivable due from related parties	118,223	499,824
Prepaid expenses	166,111	156,771
Total current assets	2,982,649	3,372,303

Property, equipment and software, net	22,742,610	22,945,036
Long-term prepaid rent	351,223	268,941
Deferred rent assets	302,417	287,839
Deferred financing costs, net	363,439	378,242
Total assets	$26,742,338	$27,252,361

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,125,568	$1,319,396
Accounts payable due to related parties	60,783	264,359
Deferred revenue	235,446	369,322
Notes payable	35,000	35,000
Convertible notes payable to related parties	700,000	800,000
Current portion of notes payable to related parties	750,249	800,000
Total current liabilities	2,907,046	3,588,077

Deferred rent liabilities	472,310	432,511
Asset retirement obligations	835,731	820,594
Notes payable to related parties, net of current portion	-	150,249
Long-term subordinated obligation to related parties	688,771	678,612
Long-term debt, net of unamortized discounts	9,272,812	9,243,194
Total liabilities	14,176,670	14,913,237

Stockholders’ equity
Preferred stock, 100,000,000 shares authorized
Series B 6% convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 999,579 and 626,715 shares issued and outstanding	10	6
Common stock, 100,000,000 shares authorized, $0.00001 par value; 21,501,056 and 20,739,931 shares issued and outstanding	216	208
Additional paid-in capital	11,442,406	8,846,707
Accumulated deficit	(9,310,995)	(7,516,312)
Total CIG Wireless Corp. stockholders’ equity	2,131,637	1,330,609
Non-controlling interest	10,434,031	11,008,515
Total stockholders’ equity	12,565,668	12,339,124
Total liabilities and stockholders’ equity	$26,742,338	$27,252,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31
	2013	2012

Revenues
Rent	$516,726	$382,356
Origination and management fees to related parties	10,087	45,471
Service revenue	10,337	374
Total revenues	537,150	428,201

Operating expenses
Costs of operations:
Site rental	222,036	174,008
Other site-related costs	210,988	94,042
General and administrative expenses	1,727,022	2,213,073
Shared services with related parties	66,502	322,443
Depreciation and accretion expense	386,055	244,666
Gain on sale of assets to related parties	-	(8,121)
Total operating expenses	2,612,603	3,040,111

Loss from operations	(2,075,453)	(2,611,910)

Other income (expense):
Interest expense	(302,940)	-
Interest expense to related parties	-	(85,280)
Losses allocated to related party investors	9,226	1,038,476
Total other (expense) income	(293,714)	953,196

Net loss	(2,369,167)	(1,658,714)
Less: Net loss attributable to non-controlling interest	574,484	-
Net loss attributable to CIG Wireless Corp.	(1,794,683)	(1,658,714)
Preferred stock dividends	(34,606)	-
Net loss attributable to common stockholders	$(1,829,289)	$(1,658,714)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding, basic and diluted	20,855,431	19,766,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

CIG Wireless Corp. and Subsidiaries

	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total CIG Wireless Stockholder's Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124
Preferred stock issued for cash, net of issuance costs	372,864	4	-	-	950,799	-	950,803	-	950,803
Common stock issued for cash, net of issuance costs	-	-	761,125	8	1,352,902	-	1,352,910	-	1,352,910
Stock-based compensation	-	-	-	-	291,998	-	291,998	-	291,998
Net loss	-	-	-	-	-	(1,794,683)	(1,794,683)	(574,484)	(2,369,167)
Balance, March 31, 2013	999,579	$10	21,501,056	$216	$11,442,406	$(9,310,995)	$2,131,637	$10,434,031	$12,565,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,369,167)	$(1,658,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	386,055	244,666
Amortization of deferred financing costs and debt discounts	44,421	73,333
Write-off of related party receivable and payable	157,524	-
Write-off of issuance costs on long-term subordinated obligations to related parties	28,944	-
Gain on sale of assets to related parties	-	(8,121)
Management fees revenue from related parties	(2,087)	(25,671)
Losses allocated to related party investors	(9,226)	(1,038,476)
Stock-based compensation	291,998	840,640
Changes in assets and liabilities:
Accounts receivable	99,206	104,111
Accounts receivable from related parties	(8,000)	-
Prepaid expenses	(9,340)	(14,440)
Deferred rent assets	(14,578)	118,682
Long-term prepaid rent	(82,282)	2,234
Accounts payable and accrued liabilities	(193,828)	(165,504)
Accounts payable to related parties	66,502	(547,993)
Deferred revenue	(133,876)	(25,197)
Deferred rent liabilities	39,799	73,679
Net cash used in operating activities	(1,707,935)	(2,026,771)

Cash flows used in investing activities:
Cash paid for purchase and construction of fixed assets	(168,492)	(313,267)
Increase in restricted cash	(6,394)	-
Net cash used in investing activities	(174,886)	(313,267)

Cash flows provided by financing activities:
Contributions from related party investors	-	12,000
Proceeds from convertible notes payable to related party	-	400,000
Common stock sold for cash, net of issuance costs	1,352,910	-
Preferred stock sold for cash, net of issuance costs	950,803	-
Payments of debt issuance and deferred financing costs accrued in prior year	(231,737)	-
Distributions to related party investors	(7,472)	(175,600)
Payments on notes payable to related parties	(200,000)	(456)
Net advances from related parties	93,736	799,773
Net cash provided by financing activities	1,958,240	1,035,717

Net increase (decrease) in cash	75,419	(1,304,321)
Cash and cash equivalents, at beginning of period	2,356,769	1,587,127
Cash and cash equivalents, at end of period	$2,432,188	$282,806

Supplemental disclosure of cash flow information
Interest paid	$239,606	$-
Taxes paid	-	-

Noncash investing and financing Activities:
Asset retirement obligation	$-	$41,683
Debt discounts due to beneficial conversion features	-	73,333
Related party receivable used to pay related party convertible note	100,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

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

All of the Company’s operations are located in the United States. The Company participates in the local tower development industry and conducts its operations principally through its subsidiaries.

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

Effective January 23, 2013, the Company changed its fiscal year end from September 30 to December 31.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2013 and 2012 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2013. You should read the unaudited consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with the Company’s consolidated financial statements and accompanying notes included in the Company’s transition report on Form 10-K for the three months ended December 31, 2012 and the Annual Report on Form 10-K for the year ended September 30, 2012.

Principles of Consolidation and Fiscal Year End

On January 23, 2013, a decision to change our fiscal year end from September 30 to December 31 was approved by the Company’s Board of Directors. As such, the Company and its consolidated entities report on a 12-month accounting year that ends on the last day of December of each year. The consolidated financial statements included elsewhere in this Report include the financial statements of the Company and its wholly-owned subsidiaries for the three months ended March 31, 2013 and 2012.

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

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Unaudited pro forma results of operations data for the three months ended March 31, 2012 as if the Company and the entities described above had been combined on January 1, 2012. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
Three Months Ended March 31, 2012

Revenues	$499,310
Loss from operations	(2,602,134)
Net loss	$(1,648,714)

The Company is satisfied that no material change in value has occurred in this acquisition since the acquisition date.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the three periods ending March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Asset retirement obligations, beginning balance	$820,594	$477,932
Additions	-	41,683
Disposals as a result of sale of assets	-	(11,804)
Accretion expense	15,137	9,373
Asset retirement obligations, ending balance	$835,731	$517,184

5.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Credit facility, due September 6, 2017	$10,000,000	$10,000,000
Loan from CRG Finance, due upon demand	35,000	35,000
Total third-party debt	10,035,000	10,035,000
Current portion	35,000	35,000
Unamortized discount on the credit facility	727,188	756,806
Long-term debt, net of current portion and unamortized discounts	$9,272,812	$9,243,194

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

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2013, the Company had an outstanding balance of $10.0 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.7 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related interest rate effective as of March 31, 2013 was 11.65%. During the three months ended March 31, 2013, aggregate amortization expense was $44,421 on the discounts and deferred financing costs. As of March 31, 2013, the Company has available $5.0 million to draw under the credit facility.

Other Third-Party Loans

As of March 31, 2013, the Company had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum.

6.	RELATED-PARTY NOTES PAYABLE

	March 31, 2013	December 31, 2012

Convertible note payable to ENEX, due upon demand	$250,000	$250,000
Convertible note payable to ENEX, due upon demand	400,000	500,000
Convertible note payable to ENEX, due upon demand	50,000	50,000
Note payable to related party investors, due January 31, 2014	460,377	583,104
Note payable to related party investors, due January 31, 2014	249,030	315,416
Note payable to related party investors, due January 31, 2015	40,842	51,729
Total related party notes payable	1,450,249	1,750,249
Current portion	(1,450,249)	(1,600,000
Related party notes payable, net of current portion	$-	$150,249

On June 21, 2012, the Company borrowed $300,000 from ENEX Group management (“ENEX”) at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into Company Common Stock at $3.00 per share.

On June 29, 2012, the Company borrowed $500,000 from ENEX, at 4% interest per annum. The note is secured by assets of the Company and matures within thirty days of demand. The note is convertible into Common Stock of the Company at $3.00 per share. A receivable balance that was due from ENEX in the amount of $100,000 was offset against this note during the three months ended March 31, 2013. As such, the outstanding balance of the note as of March 31, 2013 was $400,000. Subsequent to the end of the quarter ended March 31, 2013, the Company and ENEX executed an amendment of the conversion price of the outstanding convertible notes from $3.00 per share to $2.00 per share and agreed to convert the notes and the related accrued and unpaid interest into 363,567 shares of the Company’s common stock based on the amended conversion price.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2013, the Company made payments in the amount of $122,727, $66,386 and $10,887 related to the notes issued to the Company’s related-party investors in connection to the restructuring of its long-term subordinated obligations during 2012. As such, the outstanding balance of these notes was $460,377, $249,030 and $40,842 as of March 31, 2013.

7.	LONG-TERM SUBORDINATED OBLIGATIONS TO RELATED PARTIES

Between November 2009 and February 2010, the Company, through its wholly-owned subsidiary, CIG LLC, entered into six Atypical Silent Partnership Agreements with the following related party limited partnership investors:

Investor Name
InfraTrust Fuenf GmbH u. Co. KG (IT5)
Infrastructure Asset Pool, LLLP (ITAP)
InfraTrust Zwei GmbH u. Co. KG (IT2)
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)
InfraTrust Premium Neun GmbH & Co. KG (ITP9)
Diana Damme (Damme)

Pursuant to these agreements, the related party investors made contributions to the Company for acquisition of tower assets which required segregation on the books by investment group. The obligations, net of any distribution received by the investors, were classified as long-term subordinated obligations in the consolidated balance sheets of the Company. On June 30, 2012, the Company restructured five of these agreements and amended the restructuring on December 31, 2012.

As a result of the restructuring, as amended, the related-party investors received three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9, in CIG, LLC. The Class A Membership Interest for ITAP and Damme have been accounted for under Class A- IT2 and Class A-IT9, respectively. The fair value of the Class A interests is presented under non-controlling interest in the consolidated financial statements of the Company.

The Atypical Silent Partnership Agreement with ITP7 which is still in effect as of the period covered by this report expires on September 30, 2015. On such date, the investor may elect termination of the arrangement and the Company must then make distributions. Management fees, origination fees and interest charged to ITP7 and third-party consulting and other revenue received by the Company not related to the tower ownership or operations are segregated as Company revenue with minimal or no offset by Company overhead expenses.

	Interests
Investor Name	Related Party	Company
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	70%	30%

Except for the termination date, the Company has sole discretion on whether to pay any proceeds from operations or tower sales to the investor.

Profits are allocated to the related party investor until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Losses are 100% allocated to the investors until there is a net profit.

During the three months ended March 31, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in the long-term subordinated obligations to related parties for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$678,612	$13,826,198
Contributions	-	12,000
Distributions	(7,472)	(175,600)
Management fees	(2,087)	(25,672)
Write-off of issuance costs	28,944	-
Losses allocated to related party investors	(9,226)	(1,038,476)
Balance, end of period	$688,771	$12,598,450

Management fees provided to ITP7 are accounted for against the long-term subordinated obligations owed to ITP7 and totaled $2,087 and $25,672 during the three months ended March 31, 2013 and 2012, respectively.

8.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related party are presented separately from other accounts receivable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances receivable from related parties as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

ENEX Group Management SA	$-	$100,000
BAC Infratrust Acht GmbH & Co. KG (IT8)	118,223	209,602
BAC Communications Infrastructure Group(1)	-	13
Infratrust Zwei GmbH & Co. KG(1)	-	16,000
ITAP, LLP(1)	-	91,273
Structured Life Group LLC(1)	-	9,770
German Fund Entities (IT5, ITP7, and ITP9)(1)	-	59,940
Berlin Atlantic Capital US, LLC	-	13,226

Total	$118,223	$499,824

1)	The balances outstanding as of December 31, 2012 were written off during the quarter ended March 31, 2013.

Accounts Payable to Related Parties

Accounts payable due to related party are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances payable to related parties as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$39,279	$52,359
Berlin Atlantic Capital US, LLC	21,504	-
MfAM Mobilfunk Asset Management	-	200,000
Other Miscellaneous(1)	-	12,000

Total	$60,783	$264,359

1)	The balance outstanding as of December 31, 2012 was written off during the quarter ended March 31, 2013.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management fees charged to IT8 and IT6 during the three months ended March 31, 2013 totaled $8,000.

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

During the three months ended March 31, 2013, the Company issued an aggregate of 761,125 shares of common stock at a price of $2.00 per share for cash proceeds of $1.4 million, net of equity issuance costs of $0.2 million.

During the three months ended March 31, 2013, the Company issued an aggregate of 372,864 shares of the Series B Preferred Stock for cash proceeds of $1.0 million, net of equity issuance costs of $0.2 million.

Stock-Based Compensation

Stock-based compensation to employees is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period. Stock based compensation to non-employees is accounted for in accordance with ASC 505-50 - “Equity-Based Payments to Non-Employees”. There were no stock or option grants during the three months ended March 31, 2013. Stock-based compensation expense for the three months ended March 31 2013 was $0.3 million. Unrecognized compensation expense as of March 31, 2013, relating to non-vested common stock options is approximately $0.5 million and is expected to be recognized through 2015. At March 31, 2013, no options have been exercised or forfeited.

A summary of stock option activity for the three months ended March 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,506,895	$3.16
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2013	2,506,895	$3.16
Exercisable at March 31, 2013	1,693,170	$3.24

The weighted average remaining life of options outstanding at March 31, 2013 was 3.41 years. The aggregate intrinsic value of the exercisable options at March 31, 2013 was $1,365,329.

10.	SUBSEQUENT EVENTS

On April 30, 2013, the Company and ENEX executed an amendment of the conversion price of the outstanding convertible notes from $3.00 per share to $2.00 per share and agreed to convert the notes and the related accrued and unpaid interest aggregating approximately $0.7 million into 363,567 shares of the Company’s common stock based on the amended conversion price.

On April 19, 2013, the Company granted its new director, Grant Barber, an aggregate of 50,000 common stock options. The options vest on April 19, 2014, are exercisable at $3.90 per share and expire on April 19, 2016.

Between April 1, 2013 and May 14, 2013, the Company issued 125,206 shares of Series B Preferred Stock at a stated price of $3.00 per share and received $375,618 in gross proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and new tenant additions; and (ii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iii) anticipated growth in market share, future revenues, and operating cash flows; and (iv) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Transition Report on Form 10-K for the three months ended December 31, 2012 and our Annual Report on Form 10-K for the year ended September 30, 2012. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Transition Report and Annual Report for the three months ended December 31, 2012 and the year ended September 30, 2012 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

The following provides some highlights regarding our site rental business as of March 31, 2013:

➢	We own 67 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 17 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utilities.

➢	Approximately 96% of our revenues are derived from site rental revenues of our communication towers.

➢	Our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates ranging between 3% and 4% per year.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries of CIG Wireless.

We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia. Our Common Stock is now traded on the Over the Counter Bulletin Board under the symbol “CIGW”. We have commenced the application process for listing of the Company’s common stock on the NYSE MKT.

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

During the quarter ended March 31, 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs. In addition, we issued 372,864 shares of the Company’s Series B 2012 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) at a stated price of $3.00 per shares and received $0.1 million in proceeds, net of equity issuance costs.

Recent developments

On February 13, 2013, we entered into a purchase agreement with NTCH-Colorado, LLC to acquire communication tower assets. On May 13, 2013, the purchase agreement was amended to change the number of towers to be acquired and the purchase price. The purchase price of the acquisition, as amended will be a maximum of approximately $3.7 million which covers 14 communication towers.

On May 3, 2013, we entered into a purchase and sale agreement with Liberty Towers to acquire communications tower assets. The purchase of the acquisition is $33.2 million which consists of cash and common stock of the Company. The assets to be acquired include 38 towers that are fully constructed or generating revenue with an assignment of all ground leases underlying such towers or an assignment of all real estate owned by Liberty Towers. In connection with the acquisition, we have entered into an employment agreement with two current key employees of Liberty Towers: the current Chief Operating Officer/President and the Chief Executive Officer.

On April 30, 2013, at the request of ENEX, the Company converted an aggregate of $0.7 million in convertible notes and accrued and unpaid interest to 363,567 shares of the Company’s common stock.

Customers

We provide site leasing services to the largest wireless carriers such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities provide potential supplementary tower facilities’ leasing income.

Employees

As of March 31, 2013, we had twelve employees, ten of which are located at our headquarters in Atlanta, Georgia.

Results of operations

The following table represents a comparison of our results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues:
Rent revenue	$516,726	$382,356
Origination and management fees to related parties	10,087	45,471
Service revenue	10,337	374
Total revenues	537,150	428,201
Operating expenses:
Site-related costs	433,024	268,050
General and administrative expenses	1,727,022	2,213,073
Shared services from related parties	66,502	322,443
Depreciation and accretion expense	386,055	244,666
Gain on sale of fixed assets to related party	-	(8,121)
Total operating expenses	2,612,603	3,040,111
Loss from operations	(2,075,453)	(2,611,910)

Other income (expense):
Interest expense	(302,940)
Interest expense to related parties	-	(85,280)
Losses allocated to related party investors	9,226	1,038,476
Total other (expense) income	(293,714)	953,196
Net loss	(2,369,167)	(1,658,714)
Net loss attributable to non-controlling interest	574,484	-
Net loss attributable to CIG Wireless Corp.	(1,794,683)	(1,658,714)
Preferred stock dividends	(34,606)	-
Net loss attributable to common stockholders	$(1,829,289)	$(1,658,714)

Net loss per share
Net loss per share, attributable to common stockholders, basic and diluted	$(0.09)	$(0.08)
Weighted average shares outstanding, basic and diluted	20,855,431	19,766,610

Revenues

For the three months ended March 31, 2013, total revenue was approximately $0.5 million, which was an increase of $0.1 million from $0.4 million as compared to the same period in the previous year. The increase was primarily due to the growth in rent revenue resulting from the addition of new tenants on existing communication towers or in connection with towers developed and built between the two periods in addition to the tenant lease agreements acquired through the Towers of Texas acquisition completed in September 2012. Our new business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Related Costs

For the three months ended March 31, 2013, site-related costs were approximately $0.4 million, which was an increase of $0.1 million from $0.3 million in the same period in the previous year. The increase in the site-related costs is consistent with the increase in rent revenues between the two periods. Acquiring and constructing new towers result in incurring additional ground rent costs and other site-related costs such as insurance, property taxes and utilities.

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative expenses totaled $1.7 million which was a decrease of $0.5 million as compared to $2.2 million in the same period in the previous year. The decline is related to the decrease in stock-based compensation from $0.8 million in the three months ended March 31, 2012 to $0.3 million in the same period of 2013.

Shared Services from Related Parties

For the three months ended March 31, 2013, shared services from related parties totaled $0.1 million, compared to $0.3 million in the same period of the previous year. The decrease is the result of acquiring the equipment and furniture that was shared with the related parties in the previous year. Shared services for the current quarter mainly consist of office rent.

Depreciation and Accretion Expense

For the three months ended March 31, 2013, depreciation and accretion expense totaled $0.4 million, which was an increase of $0.2 million from the expense of $0.2 million in the same period of the prior year. The increase is mainly related to the depreciation related to four additional towers that were capitalized during the last three quarters of 2012 and the acquisition of nineteen communication towers in September 2012.

Interest Expense

For the three months ended March 31, 2013, interest expense totaled $0.3 million, and included interest incurred on our indebtedness in addition to amortization of debt discounts and deferred financing costs. Interest expense for the three months ended March 31, 2012 was approximately $85 thousand and was related to certain indebtedness to related party. The major increase in interest expense is related to interest on our outstanding balance under the Credit Facility entered into in September 2012.

Losses Allocated to Related Party Investors

For the three months ended March 31, 2013, we allocated $9 thousand of losses to the related party investors compared to $1.0 million in the same period of the previous year. The losses recorded in the three months ended March 31, 2013 were related to one related party investor (ITP7) who did not convert its debt during the restructuring that was completed on June 30, 2012 and amended on December 31, 2012. The five remaining related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012. The losses allocated to related party investors for the three months ended March 31, 2012 was related to all of six investors that entered originally into Atypical silent partnership agreements with our company.

Losses Allocated to Non-Controlling Interest

For the three months ended March 31, 2013 we recorded approximately $0.6 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012 and amended on December 31, 2012.

Net Loss

For the three months ended March 31, 2013, net loss was $2.4 million as compared to a net loss of $1.7 million in the previous year. The change was the result of the decrease in the losses allocated to related party investors and the expenses incurred in connection with establishing the foundation of our business and operations partially offset by lower stock-based compensation expense and a decrease in shared services charges.

Liquidity and Capital Resources

The following table represents our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(1,707,935)	$(2,026,771)
Net cash used in investing activities	(174,886)	(313,267)
Net cash provided by financing activities	1,958,240	1,035,717
Net increase (decrease) in cash	75,419	(1,304,321)
Cash and cash equivalents, at beginning of period	2,356,769	1,587,127
Cash and cash equivalents, at end of period	$2,432,188	$282,806

As of March 31, 2013, the balance of our cash and cash equivalents was $2.4 million compared to $2.4 million as of December 31, 2012 and $0.3 million as of March 31, 2012. We believe that the balance at March 31, 2013 will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was $1.7 million during the three months ended March 31, 2013 compared to $2.0 in the same period of the previous year. Cash flows used in operating activities mainly consist of major expenditures related to the operations of our business in addition to accounting, advisory and legal costs incurred with the establishment of our business and corporate structure.

Cash Flows from Investing Activities

Our cash used in investing activities was $0.2 million during the three months ended March 31, 2013 and mainly consists of payments to acquire certain equipment and furniture and a slight increase in restricted stock related to our bank account required to be maintained and reserved for interest on the outstanding balance of our credit facility.

For the three months ended March 31, 2012, net cash used in investing activities was $0.3 million, consisting of payments for the development and construction of our towers.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2013 was $2.0 million mainly consisting of net proceeds of $1.0 million obtained through the sale and issuance of 372,864 shares of Series B Preferred Stock and proceeds of $1.4 million obtained through the sale and issuance of 761,125 shares of the Company’s common stock in addition to advances from related parties of $0.1 million partially offset by payments of $0.2 million on notes payable to related parties and settlement of deferred financing costs of $0.2 million.

For the three months ended March 31, 2012, net cash provided by financing activities was $1.0 million consisting of proceeds of $0.8 million obtained through advances from related parties and $0.4 million obtained through a convertible note payable to related party partially offset by $0.2 distributions to related party investors.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Noncash Investing and Financing Activities:
Asset retirement obligation	$-	$41,683
Debt discounts due to beneficial conversion features	-	73,333
Related party receivable used to pay related party convertible note	100,000

During the three months ended March 31, 2013, we applied a $100,000 receivable balance due from ENEX Group Management SA (“ENEX”) to the convertible notes outstanding that were due to ENEX. As a result, the outstanding principal balance of the notes was $700,000 as of March 31, 2013. For the three months ended March 31, 2012, we established an asset retirement obligation of $42 thousand in connection with the towers that were capitalized during the period. In addition, we recorded $73 thousand as beneficial conversion feature which was charged to interest expense during that period. The beneficial conversion feature was related to two loans from ENEX received during March 2012.

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

As of March 31, 2013, we had an outstanding balance of $10.0 million under the credit facility and the associated unamortized balance of the discounts was $0.7 million.

Atypical Silent Partnership Agreements

Between November 2009 and February 2010, the Company, through its wholly-owned subsidiary, CIG LLC, entered into six Atypical Silent Partnership Agreements with the following related party limited partnership investors:

Investor Name
InfraTrust Fuenf GmbH u. Co. KG (IT5)
Infrastructure Asset Pool, LLLP (ITAP)
InfraTrust Zwei GmbH u. Co. KG (IT2)
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)
InfraTrust Premium Neun GmbH & Co. KG (ITP9)
Diana Damme (Damme)

Pursuant to these agreements, the related party investors made contributions to the Company for acquisition of tower assets which required segregation on the books by investment group. The obligations, net of any distribution received by the investors, were classified as long-term subordinated obligations in the consolidated balance sheets of the Company. On June 30, 2012, the Company restructured five of these agreements and amended the restructuring on December 31, 2012.

As a result of the restructuring, as amended, the related-party investors received three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9, in CIG, LLC. The Class A Membership Interests for ITAP and Damme have been accounted for under Class A- IT2 and Class A-IT9, respectively. The fair value of the Class A interests is presented under non-controlling interest in the consolidated financial statements of the Company.

The Atypical Silent Partnership Agreement with ITP7 which is still in effect as of the period covered by this report expires on September 30, 2015. On such date, the investor may elect termination of the arrangement and the Company must then make distributions. Management fees, origination fees and interest charged to ITP7 and third-party consulting and other revenue received by the Company not related to the tower ownership or operations are segregated as Company revenue with minimal or no offset by Company overhead expenses.

	Interests
Investor Name	Related Party	Company
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	70%	30%

Except for the termination date, the Company has sole discretion on whether to pay any proceeds from operations or tower sales to the investor.

Profits are allocated to the related party investor until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Losses are 100% allocated to the investors until there is a net profit.

During the three months ended March 31, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

Series B Preferred Stock

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

We expect to raise additional equity capital during the foreseeable future through the private placement of Common Stock and other securities in non-public private securities offerings and issuances pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended. For that purpose, we have engaged financial advisors to provide us with capital markets and investment banking services related to our capital raising efforts in the form of public or private placements. During the quarter ended March 31, 2013, we issued 372,864 shares of Series B Preferred Stock for $1.0 million in proceeds net of equity issuance costs.

New Issuance of Common Stock

During the quarter ended March 31, 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs. The aforementioned stock issuance transactions were undertaken by our Company in reliance upon the exemptions from securities registration provided by Regulation S and Regulation D of the U.S. Securities Act of 1933, as amended.

Off Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2013 due to the existence of material weaknesses in the design and effectiveness of disclosure controls and procedures discussed below.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. Based on this evaluation, our management concluded that the following material weaknesses existed in our design and effectiveness of our disclosure controls and procedures:

1.	As of March 31, 2013, the Company did not maintain adequate IT controls related to securities around access to the accounting software used during the three months ended March 31, 2013. Due to the change in the fiscal year, the implementation of the new software was delayed until January 1, 2013.

2.	As of March 31, 2013, the Company did not maintain adequate entity-level controls around segregation of duties within its accounting and finance function. The Company believes that this is primarily due to the limited number of staff and resources.

3.	As of March 31, 2013, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not subject to any material pending legal proceedings, nor are we aware of any material threatened claims against us.

ITEM 1A.	RISK FACTORS.

For a discussion of risk factors regarding our company, see “Item 1A. – Risk Factors” in our Transition Report and Annual Report on Form 10-K for the three months ended December 31, 2012 and the year ended September 30, 2012. There have been no material changes from the risk factors previously disclosed in the above mentioned report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

New issuance of Stock

During the quarter ended March 31, 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs. In addition, we issued 372,864 shares of Series B Preferred Stock at a stated price of $3.00 per shares and received $0.1 million in proceeds, net of equity issuance costs.  The aforementioned stock issuance transactions were undertaken by our Company in reliance upon the exemptions from securities registration provided by Regulation S and Regulation D of the U.S. Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION.

On February 13, 2013, we entered into a purchase agreement with NTCH-Colorado, LLC to acquire communication tower assets. On May 13, 2013, the purchase agreement was amended to change the number of towers to be acquired and the purchase price. The purchase price of the acquisition, as amended will be a maximum of approximately $3.7 million which covers 14 communication towers.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

101.INS	XBRL Instance Document				X **

101.SCH	XBRL Taxonomy Extension Schema				X **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X **

101.DEF	XBRL Taxonomy Definition Linkbase				X **

101.LAB	XBRL Taxonomy Extension label Linkbase				X **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X **

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

**	These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Dated: May 15, 2013

