Form 10-Q
period 2013-06-30
CIG WIRELESS CORP.
filed 2013-08-14
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 30,701,123 shares of Common Stock, par value $0.00001, outstanding as of August 14, 2013.

PART I – FINANCIAL INFORMATION

1.	CONSOLIDATED FINANCIAL STATEMENTS

CIG WIRESLESS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,639,229	$2,356,769
Accounts receivable, net of allowance for doubtful accounts of $0	12,720	103,206
Accounts receivable from related parties	63,643	499,824
Prepaid expenses	391,676	156,771
Total current assets	2,107,268	3,116,570

Restricted cash	265,008	255,733
Property, equipment and software, net	24,202,732	22,945,036
Long-term prepaid rent	349,217	268,941
Deferred rent assets	314,404	287,839
Deferred financing costs, net	347,242	378,242
Total assets	$27,585,871	$27,252,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,592,609	$1,319,396
Accounts payable to related parties	64,001	264,359
Deferred revenue	376,099	369,322
Notes payable	-	35,000
Convertible notes payable to related parties	-	800,000
Current portion of notes payable to related parties	550,249	800,000
Total current liabilities	2,582,958	3,588,077

Long-term deferred revenue	432,000	-
Deferred rent liabilities	510,831	432,511
Asset retirement obligations	913,853	820,594
Notes payable to related parties, net of current portion	-	150,249
Long-term subordinated obligation to related parties	677,416	678,612
Long-term debt	9,305,221	9,243,194
Total liabilities	14,422,279	14,913,237

Stockholders' equity
Preferred stock, 100,000,000 shares authorized
Series B 6% 2012 convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 1,652,830 and 626,715 issued and outstanding, respectively	17	6
Common stock, 100,000,000 shares authorized, $0.00001 par value; 21,866,123 and 20,739,931 issued and outstanding, respectively	219	208
Additional paid-in capital	13,892,515	8,846,707
Accumulated deficit	(10,824,836)	(7,516,312)
Total CIG Wireless Corp. stockholders' equity	3,067,915	1,330,609
Non-controlling interest	10,095,677	11,008,515
Total Stockholders' equity	13,163,592	12,339,124
Total liabilities and stockholders' equity	$27,585,871	$27,252,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRESLESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating revenue:
Rent revenue	$529,393	$535,969	$1,046,119	$918,325
Origination and management fees to related parties	10,088	49,261	20,175	94,732
Service revenue	1,521	150	11,858	524
Total operating revenue	541,002	585,380	1,078,152	1,013,581

Operating expenses
Cost of Operations:
Site rental	215,441	283,742	437,477	457,750
Other site-related costs	143,017	199,057	354,005	293,099
General and administrative expenses	1,199,293	1,749,184	2,926,315	3,962,257
Shared services from related parties	68,625	85,426	135,127	407,869
Depreciation and accretion expense	387,184	247,167	773,239	491,833
Gain of fixed assets to related parties	-	-	-	(8,121)
Total operating expenses	2,013,560	2,564,576	4,626,163	5,604,687

Loss from operations	(1,472,558)	(1,979,196)	(3,548,011)	(4,591,106)

Other (expense)income
Interest expense	(298,012)	-	(600,952)	-
Interest expense from related parties	-	(265,817)	-	(351,097)
Losses allocated to related party investors	9,268	547,109	18,494	1,585,585
Total other (expense) income	(288,744)	281,292	(582,458)	1,234,488

Net loss	(1,761,302)	(1,697,904)	(4,130,469)	(3,356,618)
Less: Net loss attributable to non-controlling interest	338,354	-	912,838	-
Net loss attributable to CIG Wireless Corp.	(1,422,948)	(1,697,904)	(3,217,631)	(3,356,618)
Preferred stock dividends	(56,287)	-	(90,893)	-
Net loss attributable to common stockholders	$(1,479,235)	$(1,697,904)	$(3,308,524)	$(3,356,618)

Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.09)	$(0.16)	$(0.17)
Weighted average common shares outstanding, basic and diluted	21,750,261	19,952,439	21,320,235	19,859,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

CIG Wireless Corp. and Subsidiaries
	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total CIG Wireless Stockholder's Equity	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2012	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124
Preferred stock issued for cash, net of issuance costs	1,026,115	11	-	-	2,616,397	-	2,616,408	-	2,616,408
Common stock issued for cash, net of issuance costs	-	-	761,125	8	1,352,902	-	1,352,910	-	1,352,910
Common Stock issued for notes payable, net of issuance costs	-	-	363,567	3	653,652	-	653,655	-	653,655
Common stock issued for equity issuance costs	-	-	1,500	-	-	-	-	-	-
Dividends declared on Series B Preferred Stock	-	-	-	-	-	(90.893)	(90,893)	-	(90,893)
Stock-based compensation	-	-	-	-	422,857	-	422,857	-	422,857
Net loss	-	-	-	-	-	(3,217,631)	(3,217,631)	(912,838)	(4,130,469)
Balance, June 30, 2013	1,652,830	$17	21,866,123	$219	$13,892,515	$(10,824,836)	$3,067,915	$10,095,677	$13,163,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRESLESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMEMTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,130,469)	$(3,356,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	773,239	491,833
Amortization of deferred financing costs and debt discounts	93,027	336,668
Write-off of related party receivable and payable	157,524	-
Write-off of issuance costs on long-term subordinated obligations to related parties	28,944	-
Gain on sale of assets to related parties	-	(8,121)
Management fees revenue from related parties	(4,174)	(50,931)
Losses allocated to related party investors	(18,494)	(1,585,585)
Stock-based compensation	422,857	1,299,937

Changes in operating assets and liabilities:
Accounts receivable	90,486	89,391
Accounts receivable from related parties	(16,000)	-
Prepaid expenses	(234,905)	(173,685)
Deferred rent assets	(26,565)	(50,045)
Long-term prepaid rent	(80,276)	2,234
Accounts payable and accrued liabilities	209,453	98,796
Accounts payable to related parties	135,127	(390,202)
Deferred revenue	438,777	(14,954)
Deferred rent liabilities	78,320	140,663
Net cash used in operating activities	(2,083,129)	(3,170,619)

Cash flows used in investing activities:
Cash paid for purchase and construction of fixed assets	(1,937,676)	(790,089)
Increase in restricted cash	(9,275)	-
Net cash used in investing activities	(1,946,951)	(790,089)

Cash flows provided by financing activities:
Contributions from related party investors	-	12,000
Proceeds from convertible notes payable to related party	-	1,650,000
Common stock sold for cash, net of issuance costs	1,352,910	404,900
Preferred stock sold for cash, net of issuance costs	2,616,408	-
Payments of debt issuance and deferred financing costs accrued in prior year	(231,737)	-
Payments for equity issuance costs from conversion of debt	(73,478)	-
Distributions to related party investors	(7,472)	(175,600)
Payments on notes payable	(35,000)	-
Payments on notes payable to related parties	(400,000)	(456)
Net advances from related parties	90,909	1,532,323
Net cash provided by financing activities	3,312,540	3,423,167

Net decrease in cash	(717,540)	(537,541)
Cash and cash equivalents, at beginning of period	2,356,769	1,587,127
Cash and cash equivalents, at end of period	$1,639,229	$1,049,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRESLESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMEMTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Supplemental disclosure of cash flow information
Interest paid	$495,642	$-
Taxes paid	-	-

Noncash investing and financing Activities:
Asset retirement obligation	$62,524	$62,524
Debt discounts due to beneficial conversion features	-	336,667
Non-controlling interest due to restructuring	-	9,993,447
Related party receivable used to pay related party convertible note	100,000	-
Common stock issued for conversion of related party convertible note payable	700,000	1,950,000
Common stock issued for accrued interest on related party convertible note payable	27,133	30,678
Common stock issued for conversion of accounts payable	-	241,935
Common stock issued as payment of equity issuance costs	3,000	-
Accrued dividends on preferred stock	90,893	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2013. You should read the unaudited consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with the Company’s consolidated financial statements and accompanying notes included in the Company’s transition report on Form 10-K for the three months ended December 31, 2012 and the Annual Report on Form 10-K for the year ended September 30, 2012.

Principles of Consolidation and Fiscal Year End

On January 23, 2013, a decision to change our fiscal year end from September 30 to December 31 was approved by the Company’s Board of Directors. As such, the Company and its consolidated entities report on a 12-month accounting year that ends on the last day of December of each year. The consolidated financial statements included elsewhere in this Report include the financial statements of the Company and its wholly-owned subsidiaries for the three and six months ended June 30, 2013 and 2012. All intercompany transactions and ownership have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

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

PTA-FLA, Inc. (Cleartalk)

On June 24, 2013, the Company acquired six communication towers from PTA, FLA, Inc. (Cleartalk) for an aggregate purchase price of $1.6 million in cash. The Company evaluated the acquisition and determined that the acquisition does not qualify as a business. As such, the acquisition was recorded as an asset acquisition. In addition, the Company capitalized $0.1 million in transaction costs in connection with the acquisition of these assets.

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

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

Unaudited pro forma results of operations data for the three and six months ended June 30, 2012 as if the Company and the entities described above had been combined on January 1, 2012. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Revenues	$657,331	$1,156,641
Loss from operations	(2,111,453)	(4,713,587)
Net loss	(1,687,325)	(3,336,039)

The Company is satisfied that no material change in value has occurred in this acquisition since the acquisition date.

4.	ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the six months ending June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Asset retirement obligations, beginning balance	$820,594	$477,932
Additions due to acquisition or construction of assets	62,524	62,524
Disposals as a result of sale of assets	-	(11,803)
Accretion expense	30,735	18,986
Asset retirement obligations, ending balance	$913,853	$547,639

5.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Credit facility, due September 6, 2017	$10,000,000	$10,000,000
Loan from CRG Finance, due upon demand	-	35,000
Total third-party debt	10,000,000	10,035,000
Current portion	-	35,000
Unamortized discount on the credit facility	694,779	756,806
Long-term debt, net of current portion and unamortized discounts	$9,305,221	$9,243,194

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

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

As of June 30, 2013, the Company had an outstanding balance of $10.0 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.7 million, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related interest rate effective as of June 30, 2013 was 11.65%. During the three and six months ended June 30, 2013, aggregate amortization expense was $48,606 and $93,027, respectively related to the discounts and deferred financing costs. As of June 30, 2013, the Company has available $5.0 million to draw under the credit facility.

Other Third-Party Loans

During the quarter ended June 30, 2013, the Company paid a loan originally owed to CRG Finance. The loan was unsecured and bore interest of 10% per annum. The amount paid was $42,980 which included accrued interest of $7,980.

6.	RELATED-PARTY NOTES PAYABLE

	June 30, 2013	December 31, 2012

Convertible note payable to ENEX, due upon demand	$-	$250,000
Convertible note payable to ENEX, due upon demand	-	500,000
Convertible note payable to ENEX, due upon demand	-	50,000
Note payable to related party investors, due January 31, 2014	337,650	583,104
Note payable to related party investors, due January 31, 2014	182,644	315,416
Note payable to related party investors, due January 31, 2014	29,955	51,729
Total related party notes payable	550,249	1,750,249
Current portion	-	(1,600,000)
Related party notes payable, net of current portion	$550,249	$150,249

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

As of December 31, 2012, there were $800,000 outstanding in convertible notes to ENEX. During the first quarter 2013, a receivable balance that was due from ENEX in the amount of $100,000 was offset against these notes.

During the six months ended June 30, 2013, the Company and ENEX executed an amendment of the conversion price of all the outstanding convertible notes from $3.00 per share to $2.00 per share. The Company evaluated the modification of the conversion features and determined that the amendment qualifies for extinguishment of debt. In connection with the extinguishment, the Company evaluated the conversion option of the modified notes for derivative treatment under ASC 815-15 and determined the notes and their conversion features did not qualify as derivatives. The Company also evaluated the notes for a beneficial conversion feature under ASC 470-20 and determined a beneficial conversion feature did not exist. As a result of the evaluation, no gain or loss was necessary to be recorded in the six months ended June 30, 2013. The Company and ENEX agreed to convert the notes and the related accrued and unpaid interest of $700,000 and $27,133, respectively into 363,567 shares of the Company’s common stock based on the amended conversion price.

During the six months ended June 30, 2013, the Company made payments in the amount of $245,454, $132,772 and $21,774 related to the notes issued to the Company’s related-party investors in connection to the restructuring of its long-term subordinated obligations during 2012. As such, the outstanding balance of these notes was $337,650, $182,644 and $29,955 as of June 30, 2013.

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

The Atypical Silent Partnership Agreement with ITP7 expires on September 30, 2015. On such date, the investor may elect termination of the arrangement and the Company must then make distributions. Management fees, origination fees and interest charged to ITP7 and third-party consulting and other revenue received by the Company not related to the tower ownership or operations are segregated as Company revenue with minimal or no offset by Company overhead expenses.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

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

The remaining Atypical Silent Partnership Agreement between the Company and ITP7 was still in effect until June 5, 2013. On June 5, 2013, CIG, LLC notified ITP7 that it was terminating the Partnership pursuant to terms set forth in the ITP7 Partnership Agreement and as permitted by the laws of Germany, which governing law applied to the ITP7 Partnership Agreement.  The Company plans to liquidate the assets of the Partnership and disburse the proceeds to ITP7 in accordance with the procedures for winding up and distribution of assets of the Partnership as set forth in the ITP7 Partnership Agreement.

In connection with the ITP7 Partnership Agreement, a liability in the amount of $0.7 million related to ITP7 exists in the consolidated financial statements of the Company under long-term subordinated obligations.  The liability is the net of all the contributions from the German fund ITP7 less any distributions and losses attributable to operations of the Fergus Falls tower, which is the sole asset of the Partnership. The Company has offered to purchase the tower from the Partnership for $450,000 based on the current estimated value of the tower.  The limited partners of the Partnership have refused the offer.  The Company is currently assessing its available options for liquidating the tower, through auction or otherwise, and distributing the proceeds thereof to the limited partners of the Partnership.

During the six months ended June 30, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

A summary of the changes in the long-term subordinated obligations to related parties for the six months ended June 30, 2013 and 2012 is as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$678,612	$13,826,198
Contributions	-	12,000
Distributions	(7,472)	(175,600)
Management fees	(4,174)	(50,931)
Write-off of issuance costs	28,944	-
Losses allocated to related party investors	(18,494)	(1,585,585)
Restructured into notes payable to related parties	-	(1,300,250)
Restructured into non-controlling interest	-	(9,993,447)
Balance, end of period	$677,416	$732,385

Management fees provided to the related parties are accounted for against the long-term subordinated obligations and totaled $4,174 and $50,931 during the six months ended June 30, 2013 and 2012, respectively.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

8.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related party are presented separately from other accounts receivable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances receivable from related parties as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

ENEX Group Management SA	$-	$100,000
BAC Infratrust Acht GmbH & Co. KG (IT8)	63,643	209,602
BAC Communications Infrastructure Group (1)	-	13
Infratrust Zwei GmbH & Co. KG(1)	-	16,000
ITAP, LLP(1)	-	91,273
Structured Life Group LLC(1)	-	9,770
German Fund Entities (IT5, ITP7, and ITP9) (1)	-	59,940
Berlin Atlantic Capital US, LLC	-	13,226

Total	$63,643	$499,824

1)	The balances outstanding as of December 31, 2012 were written off during the six months ended June 30, 2013.

Accounts Payable to Related Parties

Accounts payable due to related party are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances payable to related parties as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$38,630	$52,359
ENEX Management Group SA	3,867	-
Berlin Atlantic Capital US, LLC	21,504	-
MfAM Mobilfunk Asset Management	-	200,000
Other Miscellaneous (1)	-	12,000

Total	$64,001	$264,359

1)	The balance outstanding as of December 31, 2012 was written off during the six months ended June 30, 2013.

Management fees charged to IT8 and IT6 during the three and six months ended June 30, 2013 totaled $8,000 and $16,000, respectively.

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers.

9.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

During the six months ended June 30, 2013, the Company issued an aggregate of 761,125 shares of common stock at a price of $2.00 per share for cash proceeds of $1.4 million, net of equity issuance costs of $0.2 million.

During the six months ended June 30, 2013, the Company issued an aggregate of 1,026,115 shares of the Series B Preferred Stock for cash proceeds of $2.6 million, net of equity issuance costs of $0.5 million.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

During the six months ended June 30, 2013, the Company issued an aggregate of 363,567 shares of common stock to convert $0.7 million of related party notes payable and accrued interest. Also, the Company paid in cash $0.1 million in equity issuance costs in connection with this transaction.

During the six months ended June 30, 2013, the Company issued an aggregate of 1,500 shares of common stock as payment of equity issuance costs.

During the six months ended June 30, 2013, the Company declared dividends on the Series B Preferred Stock in the amount of approximately $91 thousand which was accrued for as of June 30, 2013 and paid in July 2013.

Stock-Based Compensation

Stock-based compensation to employees is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period. Stock based compensation to non-employees is accounted for in accordance with ASC 505-50 - “Equity-Based Payments to Non-Employees”.

On April 19, 2013, the Company issued a stock option grant to a director to purchase 50,000 shares at an exercise price of $3.9 per share. The grant date fair value of the options was determined to be approximately $16,000 using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.0 years, expected volatility of 64%, risk free interest rate of 0.24%, and expected dividend yield of 0%. Aggregated stock-based compensation expense for the six months ended June 30 2013 was $0.4 million. Unrecognized compensation expense as of June 30, 2013, relating to non-vested common stock options is approximately $0.4 million and was expected to be recognized through 2015. At June 30, 2013, no options have been exercised or forfeited. Subsequent to the end of the quarter, all stock option grants issued were cancelled (See Note 10).

A summary of stock option activity for the six months ended June 30, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,506,895	$3.16
Granted	50,000	3.90
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2013	2,556,895	$3.18
Exercisable at June 30, 2013	1,693,170	$3.24

The weighted average remaining life of options outstanding at June 30, 2013 was 3.15 years. The aggregate intrinsic value of the exercisable options at June 30, 2013 was $0.7 million.

10.	SUBSEQUENT EVENTS

On August 2, 2013, the Company borrowed $10 million from Macquarie Bank Limited under the existing Credit Facility after increasing the credit facility commitments from $15.0 million to $25.0 million. The proceeds were used to fund the acquisitions described below.

On August 1, 2013, the Company entered into a Securities Purchase Agreement with Fir Tree Capital Opportunity (LN) Master Fund, LP (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”), pursuant to which the Corporation sold to the Fir Tree Investors $35.0 million of newly created (i) Series A-1 Non-Convertible Preferred Stock and (ii) Series A-2 Convertible Preferred Stock. The Company received $35 million in cash on August 2, 2013 which was used to fund the acquisitions described below. The holders of the Series A-1 Non-Convertible Preferred Stock are entitled to elect two directors on the Company’s Board of Directors. The Fir Tree Investors elected Messrs. Scott Troeller and Jarret Cohen, both executives of Fir Tree, Inc., to the Board.

CIG WIRESLESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS (UNAUDITED)

On August 2, 2013, the Company completed the acquisition of Liberty Towers, LLC and paid $25.0 million in cash and issued 8,715,000 common shares as a consideration. The acquisition consists mainly of 38 fully constructed towers and 252 work-in-progress sites. In connection with this acquisition, Mr. Michael Hofe, the Chief Operating Officer and President of Liberty Towers, LLC and Mr. Eric Sivertsen, the Chief Executive Officer of Liberty Towers, LLC, joined the Company as the Chief Operating Officer and the Executive Vice President of Legal and Compliance, respectively.

On August 2, 2013, the Company acquired 28 communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”) for $12.5 million in cash.

On August 1, 2013, the Company and ENEX Group Management SA (“ENEX”) agreed to terminate the Corporate Development Agreement dated March 26, 2012, as amended and the Corporate Consulting Agreement dated March 26, 2012, as amended. The Company agreed to pay ENEX a termination fee of $66,000 to be paid in three monthly installments. In addition, the Company will pay ENEX a fee of $50,000 in connection with the increase in the commitments of the Credit Facility.

On August 1, 2013, the Company and CRG Finance AG (“CRG”) agreed to terminate the Corporate Development Agreement dated June 1, 2011, as amended and the Corporate Development Agreement dated March 22, 2012. As amended. The Company agreed to pay CRG $35,065 in cash and issue 120,000 shares of the Company’s common stock in settlement of amounts due to CRG under these agreements.

On August 1, 2013, Mr. Sebastien Koechli and Mr. Gert Rieder resigned from the Board of Directors.

On August 1, 2013, all stock options granted to members of the Board of Directors or service providers are cancelled.

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

The following provides some highlights regarding our site rental business as of June 30, 2013:

➢	We own 73 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 18 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utilities.

➢	Approximately 97% of our revenues are derived from site rental revenues of our communication towers.

➢	Our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are generally subject to escalation rates ranging between 2% and 4% per year on average.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries of CIG Wireless.

We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia. Our Common Stock is traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

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

Our portfolio of towers consists of towers that were either acquired on the open market or through the successful awarding to the Company of carrier tower projects. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates which range between 2-4% per year, including the renewal periods.

During the six months ended June 30, 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs. In addition, we issued during the same period 1,026,115 shares of the Company’s Series B 2012 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) at a stated price of $3.00 per shares and received $2.6 million in proceeds, net of equity issuance costs.

During the six months ended June 30, 2013, we declared dividends on the Series B Preferred Stock in the amount of approximately $91 thousand which were accrued for as of June 30, 2013 and paid in July 2013.

On April 30, 2013, we had an outstanding notes payable with ENEX Group Management SA (“ENEX”) in the amount of $700,000 convertible at a conversion price of $3.00 per share. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the note and the related accrued and unpaid interest of approximately $27 thousand was converted into 363,567 shares of our common stock.

On February 13, 2013, we entered into a purchase agreement with NTCH-Colorado, LLC to acquire communication tower assets. On May 13, 2013, the purchase agreement was amended to change the number of towers to be acquired and the purchase price. The purchase price of the acquisition, as amended will be a maximum of approximately $3.7 million which covers 14 communication towers. On June 24, 2013, we closed on six towers under this agreement for a purchase price of $1.6 million. The remaining eight towers are expected to close during the remainder of 2013.

Recent developments

On August 2, 2013, we borrowed $10 million from Macquarie Bank Limited under the existing Credit Facility after increasing the credit facility commitments from $15.0 million to $25.0 million. The proceeds were used to fund the acquisitions below.

On August 1, 2013, we entered into a Securities Purchase Agreement with Fir Tree Capital Opportunity (LN) Master Fund, LP (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”), pursuant to which the Corporation sold to the Fir Tree Investors $35.0 million of newly created (i) Series A-1 Non-Convertible Preferred Stock and (ii) Series A-2 Convertible Preferred Stock. The Company received $35 million in cash on August 2, 2013 which was used to fund the acquisitions described below. The holders of the Series A-1 Non-Convertible Preferred Stock are entitled to elect two directors on our Board. The Fir Tree Investors elected Messrs. Scott Troeller and Jarret Cohen, both executives of Fir Tree, Inc., to the Board.

On May 3, 2013, we entered into a purchase and sale agreement with Liberty Towers to acquire communications tower assets. In connection with this agreement, we entered into employment agreements with two current key employees of Liberty Towers: Mr. Michael Hofe, the Chief Operating Officer and President of Liberty Towers, LLC and Mr. Eric Sivertsen, the Chief Executive Officer of Liberty Towers, LLC. The employment agreements are effective from the closing date until December 31, 2014. On August 1, 2013, the Purchase and Sale Agreement between the Company and Liberty Towers, LLC was amended to change the number of shares to be issued at closing. In addition, we entered into amendments to the employment agreements of each of Mr. Michael Hofe and Mr. Eric Sivertsen. On August 2, 2013, we completed the acquisition of Liberty Towers, LLC for a consideration of $25.0 million in cash and 8,715,000 million common shares. The acquisition consists mainly of 38 fully constructed towers and 252 work-in-progress sites. In connection with this acquisition, Mr. Michael Hofe and Mr. Eric Sivertsen joined our company as the Chief Operating Officer and the Executive Vice President of Legal and Compliance, respectively.

On August 2, 2013, we acquired 28 communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”) for $12.5 million in cash pursuant to an asset purchase agreement entered into with STAR on May 17, 2013.

On August 1, 2013, our company and ENEX Group Management SA (“ENEX”) agreed to terminate the Corporate Development Agreement dated March 26, 2012, as amended and the Corporate Consulting Agreement dated March 26, 2012, as amended. We agreed to pay ENEX a termination fee of $66,000 to be paid in three monthly installments. In addition, we will pay ENEX a fee of $50,000 in connection with the increase in the commitments of the Credit Facility.

On August 1, 2013, our company and CRG Finance AG (“CRG”) agreed to terminate the Corporate Development Agreement dated June 1, 2011, as amended and the Corporate Development Agreement dated March 22, 2012. As amended. We agreed to pay CRG $35,065 in cash and issue 120,000 shares of our common stock in settlement of amounts due to CRG under these agreements.

On August 1, 2013, Mr. Sebastien Koechli and Mr. Gert Rieder resigned from the Board of Directors.

On August 1, 2013, all stock options granted to members of the Board of Directors or service providers were cancelled.

Customers

We provide site leasing services to the largest wireless carriers such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as Homeland Security, local police and fire departments, and port authorities) in addition to utilities provide potential supplementary tower facilities’ leasing income.

Employees

As of June 30, 2013, we had twelve employees, ten of which are located at our headquarters in Atlanta, Georgia.

Results of operations

The following table represents a comparison of our results of operations for the three and six months ended June 30, 2013 to the same periods ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenue:
Rent revenue	$529,393	$535,969	$1,046,119	$918,325
Origination and management fees to related parties	10,088	49,261	20,175	94,732
Service revenue	1,521	150	11,858	524
Total operating revenue	541,002	585,380	1,078,152	1,013,581

Operating expenses
Cost of Operations:
Site rental	215,441	283,742	437,477	457,750
Other site-related costs	143,017	199,057	354,005	293,099
General and administrative expenses	1,199,293	1,749,184	2,926,315	3,962,257
Shared services from related parties	68,625	85,426	135,127	407,869
Depreciation and accretion expense	387,184	247,167	773,239	491,833
Gain of fixed assets to related parties	-	-	-	(8,121)
Total operating expenses	2,013,560	2,564,576	4,626,163	5,604,687

Loss from operations	(1,472,558)	(1,979,196)	(3,548,011)	(4,591,106)

Other (expense)income
Interest income from related parties	-	-	-	-
Interest expense	(298,012)	-	(600,952)	-
Interest expense from related parties	-	(265,817)	-	(351,097)
Losses allocated to related party investors	9,268	547,109	18,494	1,585,585
Total other (expense) income	(288,744)	281,292	(582,458)	1,234,488

Net loss	(1,761,302)	(1,697,904)	(4,130,469)	(3,356,618)
Less: Net loss attributable to non-controlling interest	338,354	-	912,838	-
Net loss attributable to CIG Wireless Corp.	(1,422,948)	(1,697,904)	(3,217,631)	(3,356,618)
Preferred stock dividends	(56,287)	-	(90,893)	-
Net loss attributable to common stockholders	$(1,479,235)	$(1,697,904)	$(3,308,524)	$(3,356,618)

Net loss per share
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.09)	$(0.16)	$(0.17)
Weighted average common shares outstanding, basic and diluted	21,750,261	19,952,439	21,320,235	19,859,525

Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012:

Revenues

For the three months ended June 30, 2013, total revenue was approximately $0.5 million, which was approximately consistent with the same period of the prior year. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Related Costs

For the three months ended June 30, 2013, site-related costs were approximately $0.4 million, which was a decrease of $0.1 million from $0.5 million in the same period in the previous year. The slight decrease in site-related costs is related to negotiating certain site related costs such as maintenance and property taxes.

General and Administrative Expenses

For the three months ended June 30, 2013, general and administrative expenses totaled $1.2 million which was a decrease of approximately $0.5 million as compared to the same period in the previous year. The decline is mainly related to the decrease in stock-based compensation from $0.5 million in the three months ended June 30, 2012 to $0.1 million in the same period of 2013.

Shared Services from Related Parties

For the three months ended June 30, 2013, shared services from related parties was $69 thousand compared to $85 thousand for the same period in the previous year. The decrease is the result of acquiring the equipment and furniture that was shared with the related parties in the previous year. Shares services for the three periods ended June 30, 2013 mainly consist of office rent of our corporate offices.

Depreciation and Accretion Expense

For the three months ended June 30, 2013, depreciation and accretion expense totaled $0.4 million, which was an increase of $0.2 million from the expense of $0.2 million in the same period of the prior year. The increase is mainly related to the depreciation related to the acquisition of nineteen communication towers in September 2012.

Interest Expense

For the three months ended June 30, 2013, interest expense totaled $0.3 million, and included interest incurred on our indebtedness in addition to amortization of debt discounts and deferred financing costs. Interest expense for the three months ended June 30, 2012 was approximately $0.3 million and was related to certain indebtedness to related party. Interest expense incurred in the current year is related to interest on our outstanding balance under the Credit Facility entered into in September 2012.

Losses Allocated to Related Party Investors

For the three months ended June 30, 2013, we allocated $9 thousand of losses to the related party investors compared to $0.5 million in the same period of the previous year. The losses recorded in the three months ended June 30, 2013 were related to one related party investor (ITP7) who did not convert its debt during the restructuring that was completed on June 30, 2012 and amended on December 31, 2012. The five remaining related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012. The losses allocated to related party investors for the three months ended June 30, 2012 was related to all of six investors that entered originally into Atypical silent partnership agreements with our company.

Losses Allocated to Non-Controlling Interest

For the three months ended June 30, 2013, we recorded approximately $0.3 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012 and amended on December 31, 2012.

Net Loss

For the three months ended June 30, 2013, net loss was $1.8 million as compared to a net loss of $1.7 million in the previous year. The change was the result of the decrease in the losses allocated to related party investors and the expenses incurred in connection with establishing the foundation of our business and operations partially offset by lower stock-based compensation expense.

Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012:

Revenues

For the six months ended June 30, 2013, total revenue was approximately $1.0 million, which was an increase of $0.1 million as compared to the same period of the prior year. The increase was primarily due to the growth in rent revenue resulting from the addition of new tenants on existing communication towers or in connection with towers developed and built between the two periods in addition to the tenant lease agreements acquired through the Towers of Texas acquisition completed in September 2012. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Related Costs

For the six months ended June 30, 2013, site-related costs were approximately $0.8 million, with a slight increase of $41 thousand as compared to the same period in the previous year. The increase in the site-related costs is consistent with the increase in rent revenues between the two periods. In addition, acquiring and constructing new towers result in incurring additional ground rent costs and other site-related costs such as insurance, property taxes and utilities.

General and Administrative Expenses

For the six months ended June 30, 2013, general and administrative expenses totaled $2.9 million which was a decrease of approximately $1.1 million as compared to $4.0 million in the same period in the previous year. The decline is related to the decrease in stock-based compensation from $1.3 million in the six months ended June 30, 2012 to $0.4 million in the same period of 2013.

Shared Services from Related Parties

For the six months ended June 30, 2013, shared services from related parties totaled $0.1 million, compared to $0.4 million in the same period of the previous year. The decrease is the result of acquiring the equipment and furniture that was shared with the related parties in the previous year. Shared services for the current quarter mainly consist of office rent.

Depreciation and Accretion Expense

For the six months ended June 30, 2013, depreciation and accretion expense totaled $0.8 million, which was an increase of $0.3 million from the expense of $0.5 million in the same period of the prior year. The increase is mainly related to the depreciation related to the acquisition of nineteen communication towers in September 2012.

Interest Expense

For the six months ended June 30, 2013, interest expense totaled $0.6 million, and included interest incurred on our indebtedness in addition to amortization of debt discounts and deferred financing costs. Interest expense for the six months ended June 30, 2012 was approximately $0.4 million and was related to certain indebtedness to related party. Interest expense incurred in the current year is related to interest on our outstanding balance under the Credit Facility entered into in September 2012.

Losses Allocated to Related Party Investors

For the six months ended June 30, 2013, we allocated $18 thousand of losses to the related party investors compared to $1.6 million in the same period of the previous year. The losses recorded in the six months ended June 30, 2013 were related to one related party investor (ITP7) who did not convert its debt during the restructuring that was completed on June 30, 2012 and amended on December 31, 2012. The five remaining related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012. The losses allocated to related party investors for the six months ended June 30, 2012 was related to all of six investors that entered originally into Atypical silent partnership agreements with our company.

Losses Allocated to Non-Controlling Interest

For the six months ended June 30, 2013, we recorded approximately $0.9 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012 and amended on December 31, 2012.

Net Loss

For the six months ended June 30, 2013, net loss was $4.1 million as compared to a net loss of $3.4 million in the previous year. The change was the result of the decrease in the losses allocated to related party investors and the expenses incurred in connection with establishing the foundation of our business and operations partially offset by lower stock-based compensation expense and a decrease in shared services charges.

Liquidity and Capital Resources

The following table represents our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(2,083,129)	$(3,170,619)
Net cash used in investing activities	(1,946,951)	(790,089)
Net cash provided by financing activities	3,312,540	3,423,167
Net decrease in cash	(717,540)	(537,541)
Cash and cash equivalents, at beginning of period	2,356,769	1,587,127
Cash and cash equivalents, at end of period	$1,639,229	$1,049,586

As of June 30, 2013, the balance of our cash and cash equivalents was $1.6 million compared to $2.4 million as of December 31, 2012 and $1.0 million as of June 30, 2012. We believe that the balance at June 30, 2013 along with available funds under our credit facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was $2.1 million during the six months ended June 30, 2013 compared to $3.2 million in the same period of the previous year. Cash flows used in operating activities mainly consist of major expenditures related to the operations of our business in addition to accounting, advisory and legal costs incurred with the establishment of our business and corporate structure. These costs have decreased in the current year compared to the prior year.

Cash Flows from Investing Activities

Our cash used in investing activities was $1.9 million during the six months ended June 30, 2013 and mainly consists of payments to acquire six communication towers from PTA, FLA, Inc. (Cleartalk) of $1.6 million in addition to transaction costs of $0.1 million. We also acquired certain equipment and furniture in the amount of approximately $0.2 million.

For the six months ended June 30, 2012, net cash used in investing activities was $0.8 million, consisting of payments for the development and construction of our towers.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2013 was $3.3 million mainly consisting of net proceeds of $2.6 million obtained through the sale and issuance of 1,026,115 shares of Series B Preferred Stock and proceeds of $1.4 million obtained through the sale and issuance of 761,125 shares of the Company’s common stock in addition to advances from related parties of $0.1 million partially offset by payments of $0.4 million on notes payable to related parties and settlement of deferred financing costs of $0.2 million. In addition, we settled during the second quarter 2013 a loan outstanding to CRG Finance AG in the amount of $35 thousand. In connection with the conversion of loans outstanding to ENEX noted under non-cash investing and financing activities below, we paid $73 thousand in equity issuance costs during the second quarter ended June 30, 2013.

For the six months ended June 30, 2012, net cash provided by financing activities was $3.4 million consisting of proceeds of $1.5 million obtained through advances from related parties and $1.7 million obtained through a convertible note payable to related party partially offset by $0.2 million distributions to related party investors. In addition, we sold 232,450 shares of common stock for $0.4 million, net of equity issuance costs.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Noncash investing and financing Activities:
Asset retirement obligation	$62,524	$62,524
Debt discounts due to beneficial conversion features	-	336,667
Conversion of long-term subordinated obligations to non-controlling interest	-	9,993,447
Conversion of long-term subordinated obligations to notes payable	-	1,300,250
Related party receivable used to pay related party convertible note	100,000	-
Common stock issued for conversion of related party convertible note payable	700,000	1,950,000
Common stock issued for accrued interest on related party convertible note payable	27,133	30,678
Common stock issued for conversion of accounts payable	-	241,935
Common stock issued as payment of equity issuance costs	3,000	-
Accrued dividends on preferred stock	90,893	-

In connection with the six communication towers acquired from PTA, FLA, Inc. (Cleartalk), we recorded a liability of $62 thousand as an asset retirement obligation.

During the six months ended June 30, 2013, we applied a $100,000 receivable balance due from ENEX Group Management SA (“ENEX”) to the convertible notes outstanding that were due to ENEX. As a result, the outstanding principal balance of the notes was $700,000 as of March 31, 2013. On April 30, 2013, the conversion price related to these notes was modified from $3.0 per share to $2.0 per share. Simultaneously, the outstanding balance of the notes of $700,000 and the related accrued and unpaid interest of $27,133 was converted into 363,567 shares of our common stock.

In connection with the common stock issued for cash in the first quarter of 2013, we issued in the second quarter 1,500 shares of common stock for equity issuance costs.

In connection with the terms of the Series B 2012 preferred stock, the Board declared a dividend payment of $91 thousand to its investors for the period of January 1, 2013 to June 30, 2013. As such, we recorded an accrual in our consolidated financial statements for the quarter ended June 30, 2013. The dividend payment was paid in July 2013.

For the six months ended June 30, 2012, we established an asset retirement obligation of $62 thousand in connection with the towers that were capitalized during the period.

In connection with the conversion of the long-term subordinated obligations due to the following related party investors, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, we issued respectively three notes payable to these investors in the amount of $0.8 million, $0.4 million and $0.1 million maturing each on January 31, 2014, as amended. In addition, $10.0 million of the long-term subordinated obligations due to these related party investors were converted into three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum.

During the period from December 1, 2011 to June 30, 2012, we borrowed various loans from ENEX in the amount of $2.7 million at an annual interest of 4%, $1.7 million of which was convertible into common stock at $3.00 per share. The loans were due thirty days upon demand and were secured by our assets. In connection with the convertible loans, we recorded debt discounts of $0.3 million due to beneficial conversion features. On June 27, 2012, approximately $2.0 million of these loans along with the related accrued and unpaid interest were converted into 660,226 shares of common stock.

In addition, $0.2 million of accounts payable balances due to CRG Finance were converted into 80,645 shares of common stock.

Credit Facility

On September 7, 2012, our company, through our subsidiary CIG Comp Tower, LLC (“Comp Tower”, or the “Borrower”), closed a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”).  The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC (the “Guarantor”).  Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility.  The Credit Agreement, dated as of August 17, 2012, was made by and among the Borrower, the lenders who are from time-to-time party thereto, and Macquarie (the “Credit Agreement”); the Security Agreement, dated as of September 7, 2012, by and among the Borrower and the Guarantor, and Macquarie (the “Security Agreement”), and the Guaranty, dated as of September 7, 2012, by the Guarantor in favor of Macquarie (the “Guaranty”). The maturity date for repayment of all draws on the Credit Facility is September 6, 2017. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. This multi-draw term loan credit facility may be expanded up to $150 million.

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

As of June 30, 2013, we had an outstanding balance of $10.0 million under the credit facility and the associated unamortized balance of the discounts was $0.7 million. Subsequent to the end of the quarter, we borrowed an additional $10.0 million to fund acquisitions and increased the commitments under the Credit Facility from $15.0 million to $25.0 million.

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

The Atypical Silent Partnership Agreement with ITP7 expires on September 30, 2015. On such date, the investor may elect termination of the arrangement and the Company must then make distributions. Management fees, origination fees and interest charged to ITP7 and third-party consulting and other revenue received by the Company not related to the tower ownership or operations are segregated as Company revenue with minimal or no offset by Company overhead expenses.

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

The remaining Atypical Silent Partnership Agreement between the Company and ITP7 was still in effect until June 5, 2013. On June 5, 2013, CIG, LLC notified ITP7 that it was terminating the Partnership pursuant to terms set forth in the ITP7 Partnership Agreement and as permitted by the laws of Germany, which governing law applied to the ITP7 Partnership Agreement.  The Company plans to liquidate the assets of the Partnership and disburse the proceeds to ITP7 in accordance with the procedures for winding up and distribution of assets of the Partnership as set forth in the ITP7 Partnership Agreement.

In connection with the ITP7 Partnership Agreement, a liability in the amount of $0.7 million related to ITP7 exists in the consolidated financial statements of the Company under long-term subordinated obligations.  The liability is the net of all the contributions from the German fund ITP7 less any distributions and losses attributable to operations of the Fergus Falls tower, which is the sole asset of the Partnership. The Company has offered to purchase the tower from the Partnership for $450,000 based on the current estimated value of the tower.  The limited partners of the Partnership have refused the offer.  The Company is currently assessing its available options for liquidating the tower, through auction or otherwise, and distributing the proceeds thereof to the limited partners of the Partnership.

During the six months ended June 30, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

Series B Preferred Stock

On July 25, 2012, the Board of Directors approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share. 1,652,830 shares of the Series B Preferred Stock were issued as of June 30, 2013. Subsequent to the end of the quarter, we issued an additional 27,662 shares of preferred stock and we will not issue additional shares of the Series B preferred stock. During the six months ended June 30, 2013, we issued 1,026,115 shares of Series B Preferred Stock for $2.6 million in proceeds, net of equity issuance costs.

New Issuance of Common Stock

During the first quarter 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs.

On April 30, 2013, we had outstanding notes payable with ENEX Group Management SA (“ENEX”) in the amount of $700,000 convertible at a conversion price of $3.00 per share. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the notes and the related accrued and unpaid interest of approximately $27 thousand was converted into 363,567 shares of our common stock.

During the six months ended June 30, 2013, we issued 1,500 shares of our common stock as payment of equity issuance costs.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2013 due to the existence of material weaknesses in the design and effectiveness of disclosure controls and procedures discussed below.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Based on this evaluation, our management concluded that the following material weakness existed in our design and effectiveness of our disclosure controls and procedures:

1.	As of June 30, 2013, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting:

During the second quarter, 2013, the Company implemented a new accounting and financial reporting software which remediated the material weakness that existed in the first quarter of 2013 related to IT controls around access to its accounting systems.

During the second quarter 2013, the Company added new staff and implemented new processes to maintain adequate controls related to the segregation of duties associated with processing payments, financial reporting and payroll. The Company believes that implementing the new procedures remediated the material weakness that existed in the first quarter of 2013 related to segregation of duties.

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

On April 30, 2013, we had outstanding notes payable with ENEX Group Management SA (“ENEX”) in the amount of $700,000 convertible at a conversion price of $3.00 per share. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the notes and the related accrued and unpaid interest of approximately $27 thousand was converted into 363,567 shares of our common stock. This stock issuance was undertaken by our Company in reliance upon the exemptions from securities registration provided by Regulation S of the U.S. Securities Act of 1933, as amended.

During the second quarter 2013, we issued 653,251 shares of Series B Preferred Stock at a stated price of $3.00 per shares and received $1.7 million in proceeds, net of equity issuance costs.  The aforementioned equity issuance transactions were undertaken by our Company in reliance upon the exemptions from securities registration provided by Regulation S and Regulation D of the U.S. Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 10.52	Executive Employment Agreement, by and among the Company and Michael Hofe, dated as of May 3, 2013.				X

Exhibit 10.53	Executive Employment Agreement, by and among the Company and B. Eric Sivertsen, dated as of May 3, 2013.				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

101.INS	XBRL Instance Document				X **

101.SCH	XBRL Taxonomy Extension Schema				X **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X **

101.DEF	XBRL Taxonomy Definition Linkbase				X **

101.LAB	XBRL Taxonomy Extension label Linkbase				X **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X **

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

**	These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Dated: August 14, 2013

