Form 10-Q
period 2013-09-30
CIG WIRELESS CORP.
filed 2013-11-15
CIK 1432754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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
The Issuer had 30,701,123 shares of common stock, par value $0.00001, outstanding as of November 14, 2013.

PART I – FINANCIAL INFORMATION
1.     CONSOLIDATED FINANCIAL STATEMENTS

CIG WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$938,646	$2,356,769
Accounts receivable, net of allowance for doubtful accounts of $0	56,069	103,206
Accounts receivable due from related parties	27,517	499,824
Prepaid expenses	390,353	156,771
Total current assets	1,412,585	3,116,570
Restricted cash	900,475	255,733
Property, equipment and software, net	53,052,371	22,945,036
Intangible assets	12,039,038	-
Goodwill	554,125	-
Long-term prepaid rent	347,189	268,941
Deferred rent assets	337,142	287,839
Deferred financing costs, net	381,591	378,242
Total assets	$69,024,516	$27,252,361
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,105,065	$1,319,396
Accounts payable due to related parties	62,108	264,359
Deferred revenue	633,175	369,322
Notes payable	-	35,000
Derivative liability	4,489,847	-
Convertible notes payable to related parties	-	800,000
Current portion of notes payable to related parties	350,249	800,000
Total current liabilities	6,640,444	3,588,077
Long-term deferred revenue	405,000	-
Deferred rent liabilities	577,346	432,511
Asset retirement obligations	1,722,327	820,594
Notes payable to related parties, net of current portion	-	150,249
Long-term subordinated obligation to related parties	666,024	678,612
Long-term debt, net of unamortized discounts	19,090,214	9,243,194
Total liabilities	29,101,355	14,913,237
Series A-1 redeemable preferred stock, 1,200,000 shares authorized, $0.00001 par value, 349,707 shares issued and outstanding	21,410,425	-
Series A-2 redeemable convertible preferred stock, 95,000,000 shares authorized, $0.00001 par value, 29,297,652 shares issued and outstanding	6,317,316	-
Common stock, $0.00001 par value; 8,715,000 shares issued and outstanding	3,050,250	-
Stockholders' (Deficit) Equity
Preferred stock, 100,000,000 shares authorized
Series B 6% 2012 convertible preferred stock, 1,700,000 shares authorized, $0.00001 par value; 1,680,492 and 626,715 issued and outstanding, respectively	17	6
Common stock, 100,000,000 shares authorized, $0.00001 par value; 21,986,123 and 20,739,931 issued and outstanding, respectively	220	208
Additional paid-in capital	13,272,057	8,846,707
Accumulated deficit	(15,491,229)	(7,516,312)
Total CIG Wireless Corp. stockholders' (deficit) equity	(2,218,935)	1,330,609
Non-controlling interest	11,364,105	11,008,515
Total stockholders' equity	9,145,170	12,339,124
Total liabilities and stockholders' (deficit) equity	$69,024,516	$27,252,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Rent revenue	$926,335	$391,295	$1,972,454	$1,309,620
Origination and management fees to related parties	10,088	2,090	30,263	96,822
Service revenue	29,300	32,286	41,158	32,810
Total operating revenue	965,723	425,671	2,043,875	1,439,252
Operating expenses:
Cost of Operations:
Site rental	358,843	88,288	796,320	546,038
Other site-related costs	186,812	157,227	540,817	450,326
General and administrative expenses	1,726,509	2,224,635	4,652,823	6,186,892
Shared services from related parties	64,964	73,048	200,091	480,917
Depreciation, amortization and accretion expense	763,529	341,409	1,536,769	833,242
Loss of fixed assets to related parties	-	8,121	-	-
Loss on sale of fixed assets	-	6,758	-	6,758
Total operating expenses	3,100,657	2,899,486	7,726,820	8,504,173
Loss from operations	(2,134,934)	(2,473,815)	(5,682,945)	(7,064,921)
Other (expense) income:
Interest expense	(429,214)	(68,961)	(1,030,166)	(68,961)
Interest expense from related parties	(19,039)	(53,704)	(19,039)	(404,801)
Gain on extinguishment of liabilities	78,000	-	78,000	-
Loss on extinguishment of long-term subordinated obligations to related parties	-	(747,124)	-	(747,124)
Gain on change in fair value of derivative	65,087	-	65,087	-
Losses allocated to related party investors	9,304	86,013	27,798	1,671,598
Loss on modification of Class A interests	(2,687,743)	-	(2,687,743)	-
Bargain purchase gain	-	868,929	-	868,929
Total other (expense) income	(2,983,605)	85,153	(3,566,063)	1,319,641
Net loss	(5,118,539)	(2,388,662)	(9,249,008)	(5,745,280)
Losses attributable to non-controlling interest	1,419,315	844,792	2,332,153	844,792
Net loss attributable to CIG Wireless Corp.	(3,699,224)	(1,543,870)	(6,916,855)	(4,900,488)
Accretion of preferred stock redemption value	(967,169)	-	(967,169)	-
Preferred stock dividends	(76,216)	(1,443)	(167,109)	(1,443)
Net loss attributable to common stockholders	$(4,742,609)	$(1,545,313)	$(8,051,133)	$(4,901,931)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.09)	$(0.34)	$(0.24)
Weighted average common shares outstanding, basic and diluted	27,724,112	20,739,931	23,478,318	20,155,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

CIG Wireless Corp. and Subsidiaries
	Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Total CIG Wireless Stockholder's (Deficit)	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity
Balance, December 31, 2012	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124
Preferred stock issued for cash, net of issuance costs	1,053,777	11	-	-	2,686,935	-	2,686,946	-	2,686,946
Common stock issued for cash, net of issuance costs	-	-	761,125	8	1,352,902	-	1,352,910	-	1,352,910
Common stock issued for notes payable, net of issuance costs	-	-	363,567	3	653,652	-	653,655	-	653,655
Common stock issued for equity issuance costs	-	-	1,500	-	-	-	-	-	-
Conversion of liabilities to common stock	-	-	120,000	1	41,999	-	42,000	-	42,000
Accretion of preferred stock redemption value	-	-	-	-	-	(967,169)	(967,169)	-	(967,169)
Dividends declared on Series B preferred stock	-	-	-	-	-	(90,893)	(90,893)	-	(90,893)
Stock-based compensation	-	-	-	-	467,235	-	467,235	-	467,235
Forfeiture of stock options due to cancellations	-	-	-	-	(777,373)	-	(777,373)	-	(777,373)
Loss on modification of Class A interests	-	-	-	-	-	-	-	2,687,743	2,687,743
Net loss	-	-	-	-	-	(6,916,855)	(6,916,855)	(2,332,153)	(9,249,008)
Balance, September 30, 2013	1,680,492	$17	21,986,123	$220	$13,272,057	$(15,491,229)	$(2,218,935)	$11,364,105	$9,145,170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,249,008)	$(5,745,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,536,769	833,242
Amortization of deferred financing costs and debt discounts	152,589	345,516
Bargain purchase gain	-	(868,929)
Write-off of related party receivable and payable	157,524	-
Write-off of issuance costs on long-term subordinated obligations to related parties	28,944	-
Loss on sale of assets to related parties	-	6,758
Management fees revenue from related parties	(6,262)	(53,021)
Gain on settlement of accounts payable	(78,000)	-
Gain on change in fair value of derivative	(65,087)
Loss on extinguishment of long-term subordinated obligation to related party	-	747,124
Loss on modification of Class A interests	2,687,743	-
Losses allocated to related party investors	(27,798)	(1,671,598)
Stock-based compensation	467,235	1,764,282
Forfeiture of stock options due to cancellations	(777,373)	-
Changes in operating assets and liabilities:
Accounts receivable	47,137	62,676
Accounts receivable from related parties	(24,000)	(24,002)
Prepaid expenses	(136,174)	(108,917)
Deferred rent assets	(49,303)	(39,939)
Long-term prepaid rent	(78,248)	3,215
Accounts payable and accrued liabilities	(93,618)	35,310
Accounts payable to related parties	200,091	480,917
Deferred revenue	542,140	7,767
Deferred rent liabilities	144,835	94,934
Net cash used in operating activities	(4,619,864)	(4,129,945)
Cash flows from investing activities:
Proceeds from sale of fixed assets	-	650
Cash paid for purchase and construction of fixed assets	(2,293,268)	(1,133,415)
Cash paid for acquisitions of businesses	(37,936,291)	(3,543,078)
Increase in restricted cash	(644,742)	(296,333)
Net cash used in investing activities	(40,874,301)	(4,972,176)
Cash flows from financing activities:
Proceeds from credit facility, net of discounts	9,743,594	9,238,400
Proceeds from sale of Series A-1 and A-2 preferred stock, net of issuance costs	31,315,506	-
Common stock sold for cash, net of issuance costs	1,352,910	395,165
Proceeds from sale of Series B preferred stock, net of issuance costs	2,686,946	291,439
Proceeds from convertible notes payable to related party	-	1,650,000
Dividends declared on preferred stock	(90,893)	-
Payments of debt issuance costs	(52,512)	(196,500)
Payments of debt issuance costs accrued in prior year	(231,737)	-
Payments for equity issuance costs from conversion of debt	(73,478)	(127,500)
Distributions to related party investors	(7,472)	(175,600)
Payments on notes payable	(35,000)	-
Payments on notes payable to related party	(600,000)	-
Net advances from (to) related parties	68,178	(626,977)
Net cash provided by financing activities	44,076,042	10,448,427
Net (decrease) increase in cash	(1,418,123)	1,346,306
Cash and cash equivalents, at beginning of period	2,356,769	1,527,126
Cash and cash equivalents, at end of period	$938,646	$2,873,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information
Interest paid	$842,030	$28,734
Taxes paid	-	-

Acquisitions of businesses
Fair value of assets acquired, net of cash acquired	$41,921,545	$4,610,530
Less: liabilities assumed	(935,004)	(198,523)
Fair value of assets, net of assumed liabilities and cash acquired	40,986,541	4,412,007
Bargain purchase gain	-	(868,929)
Common stock issued as consideration	(3,050,250)	-
Net cash paid of acquisition of businesses	37,936,291	3,543,078

Noncash investing and financing Activities:
Asset retirement obligations	$62,524	$165,349
Debt discounts due to beneficial conversion features	-	336,667
Conversion of long-term subordinated obligations to notes payable	-	1,300,250
Non-controlling interest due to restructuring	-	10,680,356
Related party receivable used to pay related party convertible note	100,000	-
Common stock issued for conversion of related party convertible note payable	700,000	1,950,000
Common stock issued for accrued interest on related party convertible note payable	27,133	30,678
Common stock issued for conversion of liabilities	42,000	241,935
Common stock issued as payment of equity issuance costs	3,000	-
Accretion of preferred stock redemption value	967,169	-
Derivative liability	4,544,934	-
Common stock issued for acquisition of business	3,050,250	-

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

Effective January 23, 2013, the Company changed its fiscal year end from September 30 to December 31.

On August 2, 2013, the Company issued 349,707 shares of newly created Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 29,297,652 shares of newly created Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”).  In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the acquisitions below.

On August 2, 2013, the Company acquired twenty eight antenna towers, from Southern Tower Antenna Rental, L.L.C. (“STAR”) for $12.5 million in cash pursuant to an asset purchase agreement entered into on May 17, 2013. On September 30, 2013, the Company acquired one additional tower from STAR for $0.5 million in cash.

On August 2, 2013, the Company acquired 38 communication towers and 252 work-in-progress sites from Liberty Towers, LLC for approximately $25.0 million paid in cash and 8,715,000 shares of the Company’s common stock. The acquisition was consummated pursuant to an asset purchase agreement entered into on May 3, 2013.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2013. You should read the unaudited consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with the Company’s consolidated financial statements and accompanying notes included in the Company’s transition report on Form 10-K for the three months ended December 31, 2012 and the Annual Report on Form 10-K for the year ended September 30, 2012.

Principles of Consolidation and Fiscal Year End

On January 23, 2013, a decision to change our fiscal year end from September 30 to December 31 was approved by the Company’s Board of Directors. As such, the Company and its consolidated entities report on a 12-month accounting year that ends on the last day of December of each year. The consolidated financial statements included elsewhere in this Report include the financial statements of the Company and its wholly-owned and majority-owned subsidiaries for the three and nine months ended September, 2013 and 2012. All intercompany transactions and ownership have been eliminated in consolidation.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

3.     ACQUISITIONS

ASC 805, “Business Combinations”, requires entities to determine whether an acquisition transaction is a business combination. If the acquisition transaction constitutes a business, then the total purchase price is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. If the assets acquired do not constitute a business then the acquisition is accounted for as an asset acquisition. Determining whether the transaction is a business acquisition and the allocation process requires an analysis of acquired ground and tenant lease contracts, fixed assets, contractual commitments and legal contingencies, if any to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; estimated asset retirement costs related to the telecommunication towers acquired, current replacement cost for similar capacity for certain fixed assets; market rate assumptions; settlement plans for any litigation and contingencies; and appropriate discount rates and growth rates. Transaction costs related to business acquisitions are expensed.

Liberty Towers, LLC

On August 2, 2013, the Company acquired 38 communication towers and 252 work-in-progress sites from Liberty Towers, LLC (“Liberty”), a privately held company, for approximately $25.0 million paid in cash and 8,715,000 shares of the Company’s common stock. The Company granted Liberty’s investors the right, based on certain conditions, to require the Company to purchase all or any portion of the shares at fair market value as disclosed in the rights agreement entered into between the Company and Liberty’s investors on August 1, 2013.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets:
Prepaid expenses	$96,870
Communication towers and work in progress	20,176,787
Intangible assets	7,732,170
Goodwill	554,125
Total assets acquired	28,559,952

Assumed liabilities:
Deferred revenue	(78,427)
Asset retirement obligations	(470,817)
Total liabilities assumed	(549,244)
Net assets acquired	$28,010,708

Consideration:
Common stock, 8,715,000 shares	$3,050,250
Cash	24,960,458
Total Consideration	$28,010,708

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Southern Tower Antenna Rental

On August 2, 2013, the Company acquired twenty eight antenna towers, from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for $12.5 million. In addition, on September 30, 2013, the Company acquired one additional communication tower from STAR for $0.5 million.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets:
Communication towers	$8,936,056
Intangible assets	4,425,000
Other current assets	538
Total assets acquired	13,361,594

Assumed liabilities:
Deferred revenue	(48,286)
Accrued liabilities	(26,419)
Asset retirement obligations	(311,056)
Total liabilities assumed	(385,761)
Net assets acquired	$12,975,833

Consideration:
Cash	$12,975,833
Total Consideration	$12,975,833

PTA-FLA, Inc. (Cleartalk)

On June 24, 2013, the Company acquired six communication towers from PTA, FLA, Inc. (Cleartalk), a privately held company, for an aggregate purchase price of $1.6 million in cash. The Company evaluated the acquisition and determined that the acquisition does not qualify as a business. As such, the acquisition was recorded as an asset acquisition. In addition, the Company capitalized $0.1 million in transaction costs in connection with the acquisition of these assets.

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

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Unaudited pro forma results of operations data for the three and nine months ended September 30, 2013 and September 30, 2012 are shown below as if the Company and the entities described above had been combined on January 1, 2012. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,473,343	$705,266	$3,467,684	$2,225,959
Loss from operations	(2,362,789)	(2,854,836)	(6,456,583)	(8,245,086)
Net loss	$(5,558,894)	$(2,982,183)	$(10,660,146)	$(7,562,945)

The Company is satisfied that no material change in value has occurred in this acquisition since the acquisition date.

4.     ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the nine months ending September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Asset retirement obligations, beginning balance	$820,594	$477,932
Additions due to acquisition or construction of assets	844,397	288,190
Disposals as a result of sale of assets	-	(11,803)
Accretion expense	57,336	30,342
Asset retirement obligations, ending balance	$1,722,327	$784,661

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.     LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Credit facility, due September 6, 2017	$20,000,000	$10,000,000
Loan from CRG Finance, due upon demand	-	35,000
Total third-party debt	20,000,000	10,035,000
Current portion	-	(35,000)
Unamortized discount on the credit facility	(909,786)	(756,806)
Long-term debt, net of current portion and unamortized discounts	$19,090,214	$9,243,194

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

On August 2, 2013, the Company borrowed under the Credit Facility an additional $10.0 million. The proceeds were used for the acquisitions discussed under Note 3 of this Report. In connection with this transaction, the Company paid $0.3 million in debt issuance costs. In addition, ENEX Group Management SA (“ENEX”), a related party, received $50,000 in fees associated with the increase in the borrowings and the amount is included under deferred financing costs in the consolidated balance sheet as of September 30, 2013.

As of September 30, 2013, the Company had an outstanding balance of $20.0 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.9 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related interest rate effective as of September 30, 2013 was 10.50%. During the nine months ended September 30, 2013, aggregate amortization expense was $103 thousand and $49 thousand, related to the discounts and deferred financing costs, respectively. As of September 30, 2013, the Company has available $5.0 million to draw under the credit facility. Subsequent to the end of the quarter ended September 30, 2013, the Company borrowed $2.5 million under the Credit Facility. As such, $2.5 million remain available as of the date of filing of this report.

The Credit Facility, which matures on September 6, 2017, does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. The Borrower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances subject to Adjusted Base Rate interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee are paid on a monthly basis.

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

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Third-Party Loans

During the nine months ended September 30, 2013, the Company paid a loan originally owed to CRG Finance. The loan was unsecured and bore interest of 10% per annum. The amount paid was $42,980 which included accrued interest of $7,980. In addition, during the quarter ended September 30, 2013, the Company paid $35 thousand as payment on outstanding liabilities for advisory fees  in the amount of $155 thousand to CRG Finance and issued  120,000 shares of common stock. The fair value of the common shares issued was $42 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

6.     RELATED-PARTY NOTES PAYABLE

	September 30, 2013	December 31, 2012

Convertible note payable to ENEX, due upon demand	$-	$250,000
Convertible note payable to ENEX, due upon demand	-	500,000
Convertible note payable to ENEX, due upon demand	-	50,000
Note payable to related party investors, due January 31, 2014	214,923	583,104
Note payable to related party investors, due January 31, 2014	116,258	315,416
Note payable to related party investors, due January 31, 2014	19,068	51,729
Total related party notes payable	350,249	1,750,249
Current portion	(350,249)	(1,600,000)
Related party notes payable, net of current portion	$-	$150,249

As of December 31, 2012, there was $800,000 outstanding in convertible notes to ENEX. During the first quarter 2013, a receivable balance that was due from ENEX in the amount of $100,000 was offset against these notes.

During the nine months ended September 30, 2013, the Company and ENEX executed an amendment of the conversion price of all the outstanding convertible notes from $3.00 per share to $2.00 per share. The Company evaluated the modification of the conversion features and determined that the amendment qualified for extinguishment of debt. In connection with the extinguishment, the Company evaluated the conversion option of the modified notes for derivative treatment under ASC 815-15 and determined the notes and their conversion features did not qualify as derivatives. The Company also evaluated the notes for a beneficial conversion feature under ASC 470-20 and determined a beneficial conversion feature did not exist. As a result of the evaluation, no gain or loss was necessary to be recorded in the nine months ended September 30, 2013. The Company and ENEX agreed to convert the notes and the related accrued and unpaid interest of $0.7 million and $27 thousand, respectively into 363,567 shares of the Company’s common stock based on the amended conversion price. In connection with the transaction, the Company paid $73 thousand in equity issuance costs.

During the nine months ended September 30, 2013, the Company made payments in the amount of $368,181, $199,158 and $32,661 related to the notes issued to the Company’s related-party investors in connection to the restructuring of its long-term subordinated obligations during 2012. As such, the outstanding balance of these notes was $214,923, $116,258 and $19,068 as of September 30, 2013.

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
Infrastructure Asset Pool, LLLP (ITAP)
InfraTrust Zwei GmbH u. Co. KG (IT2)
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)
InfraTrust Premium Neun GmbH & Co. KG (ITP9)
Diana Damme (Damme)

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of the restructuring, as amended, the related-party investors received three notes for a total amount of $1.3 million and three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9, in CIG, LLC. The Class A Membership Interest for ITAP and Damme have been accounted for under Class A- IT2 and Class A-IT9, respectively. The fair value of the Class A interests is presented under non-controlling interest in the consolidated financial statements of the Company. During August 2013, the Class A interests were modified whereby the conversion rate was reduced from $3.00 per share to $1.00 per share. In connection with the modification, the Company recorded a loss resulting from modification of the non-controlling interest of $2.7 million for the nine months ended September 30, 2013 which represents the incremental increase in the fair value of the modified Class A interests.

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

In connection with the ITP7 Partnership Agreement, a liability in the amount of $0.7 million related to ITP7 exists in the consolidated financial statements of the Company under long-term subordinated obligations. The liability is the net of all the contributions from the German fund ITP7 less any distributions and losses attributable to operations of one tower, which is the sole asset of the Partnership.

During the nine months ended September 30, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the changes in the long-term subordinated obligations to related parties for the nine months ended September 30, 2013 and 2012 is as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$678,612	$14,570,693
Distributions	(7,472)	(175,600)
Management fees	(6,262)	(53,021)
Write-off of issuance costs	28,944	-
Losses allocated to related party investors	(27,798)	(1,671,598)
Restructured into notes payable to related parties	-	(1,300,250)
Restructured into non-controlling interest	-	(10,680,356)
Balance, end of period	$666,024	$689,868

Management fees provided to these related parties are accounted for against the long-term subordinated obligations and totaled $6,262 and $53,021 during the nine months ended September 30, 2013 and 2012, respectively.

8.     RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related party are presented separately from other accounts receivable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances receivable from related parties as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

ENEX Group Management SA	$-	$100,000
BAC Infratrust Acht GmbH & Co. KG (IT8)	27,517	209,602
BAC Communications Infrastructure Group (1)	-	13
Infratrust Zwei GmbH & Co. KG(1)	-	16,000
ITAP, LLP(1)	-	91,273
Structured Life Group LLC(1)	-	9,770
German Fund Entities (IT5, ITP7, and ITP9) (1)	-	59,940
Berlin Atlantic Capital US, LLC	-	13,226
Total	$27,517	$499,824

1 )	The balances outstanding as of December 31, 2012 were written off during the nine months ended September 30, 2013.

Accounts Payable to Related Parties

Accounts payable due to related party are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report. The below table represents the balances payable to related parties as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
BAC Infratrust Sechs GmbH & Co. KG (IT6)	$40,359	$52,359
ENEX Group Management SA	245	-
Berlin Atlantic Capital US, LLC	21,504	-
MfAM Mobilfunk Asset Management	-	200,000
Other Miscellaneous (1)	-	12,000
Total	$62,108	$264,359

1 )	The balance outstanding as of December 31, 2012 was written off during the nine months ended September 30, 2013.

Management fees charged to IT8 and IT6 during the three and nine months ended September 30, 2013 totaled $8,000 and $24,000, respectively.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company receives management fees from its investment partners based upon the annual contributions made by each partner and from affiliated companies for managing the telecommunication towers.

ENEX received a fee of $50,000 in connection with the increase in the borrowing under the credit facility. On August 1, 2013, the Company and ENEX agreed to terminate the corporate development agreement and the corporate consulting agreement. In consideration for the termination of the agreements, the Company paid a fee of $66 thousand.

9.     EQUITY

Common and Preferred Stock

During the nine months ended September 30, 2013, the Company issued an aggregate of 761,125 shares of common stock at a price of $2.00 per share for cash proceeds of $1.4 million, net of equity issuance costs of $0.2 million.

During the nine months ended September 30, 2013, the Company issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million.

During the nine months ended September 30, 2013, the Company issued an aggregate of 363,567 shares of common stock to convert $0.7 million of related party notes payable and accrued interest. Also, the Company paid in cash $0.1 million in equity issuance costs in connection with this transaction.

During the nine months ended September 30, 2013, the Company issued an aggregate of 1,500 shares of common stock as payment of equity issuance costs.

During the nine months ended September 30, 2013, the Company declared and paid dividends on the Series B Preferred Stock in the amount of approximately $91 thousand which was paid in July 2013.

During the quarter ended September 30, 2013, the Company paid $35 thousand as payment on outstanding liabilities for advisory fees in the amount of $155 thousand to CRG Finance and issued 120,000 shares of common stock. The fair value of the common shares issued was $42 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

Temporary Equity

On August 2, 2013, the Company issued 349,707 shares of newly created Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 29,297,652 shares of newly created Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”). In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the acquisitions described in Note 3.

The Company analyzed the terms of the Series A-1 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-1 Preferred Stock is non-convertible and is redeemable at the holders’ option after five years or earlier upon the occurrence of an event of default. The Company determined, in accordance with ASC 480-S99-3A, the Series A-1 Preferred Stock is required to be presented outside of permanent equity.

The Company analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-2 Preferred Stock is convertible at the holders’ option at any time and is redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. The Company determined, in accordance with ASC 480-S99-3A, the Series A-2 Preferred Stock is required to be presented outside of permanent equity. The Company also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock (see Note 10).

The Company performed a valuation of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock and determined the fair value as of the date of issuance of the shares was $23.2 million for the Series A-1 Preferred Stock and $11.8 million for the Series A-2 Preferred Stock. In connection with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, the Company incurred $2.4 million and $1.2 million in transaction costs which were netted against the cash proceeds for the Series A-1 and Series A-2 Preferred Stock, respectively.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company evaluated the redemption values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock and determined that the carrying values of the Series A-1 and Series A-2 should be accreted to their redemption values over the period of five years using the interest method as the Series A-1 Preferred Stock and Series A-2 Preferred Stock will become redeemable at the option of the investors after five years from issuance. As a result, the Company recognized accretion of $0.7 million and $0.3 million, respectively in its consolidated statements of operations for the nine months ended September 30, 2013.

The table below represents the changes in the carrying value of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock:

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Fair value, net of issuance costs, August 2, 2013	$20,758,834	$10,556,672
Bifurcation of derivative liability	-	(4,554,934)
Accretion of preferred stock redemption	651,591	315,578
Carrying value, September 30, 2013	$21,410,425	$6,317,316

As part of the consideration of the purchase price of the Liberty acquisition, the Company issued 8,715,000 shares of the Company’s common stock to Liberty’s investors and recorded the common shares at their fair value of $3.0 million. The common shares contain a put option whereby the Company is required to purchase the shares if certain conditions are met as disclosed in the rights agreement entered into with Liberty’s investors on August 1, 2013. As a result, the common shares are classified outside of permanent  equity in accordance with ASC 480-S99-3A.

Stock-Based Compensation

Stock-based compensation to employees is measured based on the fair value of the award on the date of the grant, and is recognized as an expense over the employee’s requisite service period in accordance with ASC 718 – “Compensation-Stock Compensation.” Stock based compensation to non-employees is accounted for in accordance with ASC 505-50 - “Equity-Based Payments to Non-Employees.”

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

On August 1, 2013, the Company entered into option cancellation agreements with all holders of its outstanding stock options as of August 1, 2013. As such, all outstanding option grants were cancelled on that date. During the period from January 1, 2013 through July 31, 2013, the Company has recorded a stock compensation expense of $0.5 million. On August 2, 2013, the Company reversed an amount of $0.8 million of stock compensation expense related to forfeitures of stock grants. As of September 30, 2013, the Company had no outstanding stock grants.

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,506,895	$3.16
Granted	50,000	3.90
Forfeited	(2,556,895)	3.18
Exercised	-	-
Outstanding at September 30, 2013	-	$-
Exercisable at September 30, 2013	-	$-

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    10.         DERIVATIVE LIABILITY

As discussed in Note 9, the Company analyzed the embedded conversion feature of the Series A-2 Preferred Stock and determined that it qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

-	Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
-	Level 2 – Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
-	Level 3 – Unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market data available.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series A-2 Preferred Stock based on the assumptions below:

Annual volatility rate	80%
Risk free rate	0.82%
Holding Period	3.42 years

The below table represents the change in the fair value of the derivative liability during the quarter ended September 30, 2013:

Fair value of derivative on the date of issuance, August 2, 2013	$4,554,934
Gain on change in fair value of derivative	(65,087)
Fair value of derivative, September 30, 2013	$4,489,847

The Company recorded a gain of $65 thousand in its consolidated statements of operations for the nine months ended September 30, 2013 under gain on change in fair value of derivative.

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	$4,489,847	$4,489,847

11.         SUBSEQUENT EVENTS

During October and November 2013, the Company borrowed an aggregate of $2.5 million under its Credit Facility. The Credit Facility matures on September 6, 2017 and bears a current interest rate of 8.5% per annum.

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

The following provides some highlights regarding our site rental business as of September 30, 2013:

➢	We own 140 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 23 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utilities.

➢	Approximately 97% of our revenues are derived from site rental revenues of our communication towers.

➢	Our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are generally subject to escalation rates ranging between 2% and 4% per year.

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

During the nine months ended September 30, 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs. In addition, we issued during the same period 1,053,777 shares of the Company’s Series B 2012 Convertible Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”) at a stated price of $3.00 per shares and received $2.7 million in proceeds, net of equity issuance costs of $0.5 million.

During the nine months ended September 30, 2013, we declared dividends on the Series B Preferred Stock in the amount of approximately $91 thousand which were paid in July 2013.

On April 30, 2013, we had an outstanding notes payable with ENEX Group Management SA (“ENEX”) in the amount of $0.7 million convertible at a conversion price of $3.00 per share. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the note, and together with the related accrued and unpaid interest of approximately $27 thousand were converted into 363,567 shares of our common stock.

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

On August 2, 2013, we borrowed $10 million under our existing Credit Facility after increasing the Credit Facility commitments from $15.0 million to $25.0 million. The proceeds were used to fund the acquisitions below.

On August 1, 2013, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Fir Tree Capital Opportunity (LN) Master Fund, LP (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”), pursuant to which the Company sold to the Fir Tree Investors $35.0 million of newly created (i) Series A-1 Non-Convertible Redeemable Preferred Stock , par value $0.00001 per share (the “Series A-1 Preferred Stock”) and (ii) Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”). The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are both redeemable after five years The Company received $35.0 million in cash on August 2, 2013 which were used to fund the acquisitions described below. The holders of the Series A-1 Non-Convertible Preferred Stock are entitled to elect two directors on our Board. The Fir Tree Investors elected Messrs. Scott Troeller and Jarret Cohen, both executives of Fir Tree, Inc., to the Board.

On May 3, 2013, we entered into a purchase and sale agreement with Liberty Towers to acquire communications tower assets. In connection with this agreement, we entered into employment agreements with two current key employees of Liberty Towers: Mr. Michael Hofe, the Chief Operating Officer and President of Liberty Towers, LLC and Mr. Eric Sivertsen, the Chief Executive Officer of Liberty Towers, LLC. The employment agreements are effective from the closing date until December 31, 2014. On August 1, 2013, the Purchase and Sale Agreement between the Company and Liberty Towers, LLC was amended to change the number of shares to be issued at closing. In addition, we entered into amendments to the employment agreements of each of Mr. Michael Hofe and Mr. Eric Sivertsen. On August 2, 2013, we completed the acquisition of Liberty Towers, LLC for a consideration of $25.0 million in cash and 8,715,000 common shares. The acquisition consists mainly of 38 fully constructed towers and 252 work-in-progress sites. In connection with this acquisition, Mr. Michael Hofe and Mr. Eric Sivertsen joined our company as the Chief Operating Officer and the Executive Vice President of Legal and Compliance, respectively. On August 29, 2013, the Company terminated the employment contract and entered into a severance agreement with Mr. Sivertsen whereby Mr. Sivertsen will receive a total of $43,750 in severance payments.

On August 2, 2013, we acquired 28 communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”) for $12.5 million in cash pursuant to an asset purchase agreement entered into with STAR on May 17, 2013.

On September 30, 2013, we acquired an additional communication tower from STAR for $0.5 million in cash.

On August 1, 2013, our company and ENEX agreed to terminate the Corporate Development Agreement dated March 26, 2012, as amended and the Corporate Consulting Agreement dated March 26, 2012, as amended. We agreed to pay ENEX a termination fee of $66 thousand to be paid in three monthly installments. In addition, we paid ENEX a fee of $50 thousand in connection with the increase in the commitments of the Credit Facility.

On August 1, 2013, our company and CRG Finance AG (“CRG”) agreed to terminate the Corporate Development Agreement dated June 1, 2011, as amended and the Corporate Development Agreement dated March 22, 2012. As amended. We agreed to pay CRG $35 thousand  in cash and issue 120,000 shares of our common stock in settlement of amounts due to CRG under these agreements.

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

Employees

As of September 30, 2013, we had seventeen employees, eleven of which are located at our headquarters in Atlanta, Georgia.

Results of operations

The following table represents a comparison of our results of operations for the three and nine months ended September 30, 2013 to the same periods ended September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenue:
Rent revenue	$926,335	$391,295	$1,972,454	$1,309,620
Origination and management fees to related parties	10,088	2,090	30,263	96,822
Service revenue	29,300	32,286	41,158	32,810
Total operating revenue	965,723	425,671	2,043,875	1,439,252
Operating expenses:
Cost of Operations:
Site rental	358,843	88,288	796,320	546,038
Other site-related costs	186,812	157,227	540,817	450,326
General and administrative expenses	1,726,509	2,224,635	4,652,823	6,186,892
Shared services from related parties	64,964	73,048	200,091	480,917
Depreciation, amortization and accretion expense	763,529	341,409	1,536,769	833,242
Loss of fixed assets to related parties	-	8,121	-	-
Loss on sale of fixed assets	-	6,758	-	6,758
Total operating expenses	3,100,657	2,899,486	7,726,820	8,504,173
Loss from operations	(2,134,934)	(2,473,815)	(5,682,945)	(7,064,921)
Other (expense) income:
Interest expense	(429,214)	(68,961)	(1,030,166)	(68,961)
Interest expense from related parties	(19,039)	(53,704)	(19,039)	(404,801)
Gain on extinguishment of liabilities	78,000	-	78,000	-
Loss on extinguishment of long-term subordinated obligations to related parties	-	(747,124)	-	(747,124)
Gain on change in fair value of derivative	65,087	-	65,087	-
Losses allocated to related party investors	9,304	86,013	27,798	1,671,598
Loss on modification of Class A interests	(2,687,743)	-	(2,687,743)	-
Bargain purchase gain	-	868,929	-	868,929
Total other (expense)income	(2,983,605)	85,153	(3,566,063)	1,319,641
Net loss	(5,118,539)	(2,388,662)	(9,249,008)	(5,745,280)
Losses attributable to non-controlling interest	1,419,315	844,792	2,332,153	844,792
Net loss attributable to CIG Wireless Corp.	(3,699,224)	(1,543,870)	(6,916,855)	(4,900,488)
Accretion of preferred stock redemption value	(967,169)	-	(967,169)	-
Preferred stock dividends	(76,216)	(1,443)	(167,109)	(1,443)
Net loss attributable to common stockholders	$(4,742,609)	$(1,545,313)	$(8,051,133)	$(4,901,931)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.09)	$(0.34)	$(0.24)
Weighted average common shares outstanding, basic and diluted	27,724,112	20,739,931	23,478,318	20,155,136

Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012:

Revenues

For the three months ended September 30, 2013, total revenue was approximately $1.0 million, which was higher by approximately $0.6 million compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during the current year. We recorded in the three months ended September 30, 2013 $0.4 million of revenue related to the Liberty, STAR and Cleartalk acquisitions. In addition, we continue to grow our portfolio of customers on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Rental and Related Costs

For the three months ended September 30, 2013, site-rental and related costs were approximately $0.5 million, which was an increase of $0.3 from $0.2 million in the same period of the previous year. The increase is consistent with the growth in our portfolio of towers mainly related to adding 73 towers from the acquisitions consummated during the current year.

General and Administrative Expenses

For the three months ended September 30, 2013, general and administrative expenses totaled $1.7 million which was a decrease of approximately $0.5 million as compared to the same period of the previous year. The decline is mainly related to the reversal of stock compensation expense of $0.8 million due to forfeitures of stock grants partially offset by the transaction costs related to the Liberty and STAR acquisitions.

Shared Services from Related Parties

For the three months ended September 30, 2013, shared services from related parties was $65 thousand compared to $73 thousand for the same period in the previous year. The decrease is the result of acquiring the equipment and furniture that was shared with the related parties in the previous year. Shared services for the three months ended September 30, 2013 mainly consist of office rent of our corporate offices.

Depreciation, Amortization and Accretion Expense

For the three months ended September 30, 2013, depreciation, amortization and accretion expense totaled $0.8 million, which was an increase of $0.5 million from the expense of $0.3 million in the same period of the prior year. The increase is mainly related to the depreciation related to the acquisition of 73 communication towers consummated during the current year.

Interest Expense

For the three months ended September 30, 2013, interest expense totaled $0.4 million compared to $0.1 million in the same period of the prior year, and included interest incurred on our indebtedness under the credit facility entered into on September 7, 2012 in addition to amortization of debt discounts and deferred financing costs. Interest expense to related parties for the three months ended September 30, 2013 was approximately $19 thousand compared to $54 thousand for the same period of the prior year.

Losses Allocated to Related Party Investors

For the three months ended September 30, 2013, we allocated $9 thousand of losses to the related party investors compared to $86 thousand in the same period of the previous year. The losses recorded in the three months ended September 30, 2013 were related to one related party investor (ITP7) who did not convert its debt during the restructuring that was completed on June 30, 2012 and amended on December 31, 2012. The five remaining related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012. The losses allocated to the related party investors for the three months ended September 30, 2012 included some adjustments related to the five related party investors that restructured their debt owed to them by us as of June 30, 2012.

Gain from extinguishment of Liabilities

On August, 1, 2013, we issued 120,000 shares of common stock valued at $42 thousand to CRG Finance to settle outstanding liabilities in the amount of $120 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

Losses on Extinguishment of long-term subordinated obligations to related parties

During the three months ended September 30, 2012, and in connection with the conversion of long-term subordinated obligation into Class A interests in our subsidiary, CIG, LLC, we recorded a loss on extinguishment of debt of $0.7 million. The loss is related to the difference between the fair value of the class A interests and the carrying value of the converted subordinated obligation completed on June 30, 2012.

Gain on Change in fair value of derivatives

During the three months ended September 30, 2013, we recorded a gain resulting from the change in the fair value of the derivative liability related to the embedded conversion feature related to the Series A-2 Preferred Stock issued on August 1, 2013.

Loss from Modification of Non-Controlling Interest

In connection with the amendment of the Amended and Restated Limited Liability Company agreement of CIG, LLC (the “Amendment”), effective on August 1, 2013, we recorded a loss of $2.7 million in our statement of operations for the three months ended September 30, 2013 under loss on modification of non-controlling interest. The loss is due to the modification of the conversion terms in the Amendment and represents the incremental increase in the fair value of the modified Class A Interests.

Losses Allocated to Non-Controlling Interest

For the three months ended September 30, 2013, we recorded approximately $1.4 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012 as amended recently on August 1, 2013.

Net Loss

For the three months ended September 30, 2013, net loss was $5.1 million as compared to a net loss of $2.4 million for the same period of the previous year. The change was the result of the decrease in the losses allocated to related party investors and the expenses incurred in connection with establishing the foundation of our business and operations partially offset by lower stock-based compensation expense.

Accretion of Redeemable Preferred Stock

For the three months ended September 30, 2013, we recorded accretion of $1.0 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable at the holder's option after five years or earlier based on certain conditions.

Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012:

Revenues

For the nine months ended September 30, 2013, total revenue was approximately $2.0 million, which was an increase of $0.6 million as compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during the current year. We recorded in the nine months ended September 30, 2013 $0.4 million of revenue related to the Liberty, STAR and Cleartalk acquisitions. In addition, we continue to grow our portfolio of customers on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site Rental and Related Costs

For the nine months ended September 30, 2013, site-related costs including rental costs were approximately $1.3 million, which was an increase of $0.3 million as compared to the same period in the previous year. The increase is consistent with the growth in our portfolio of towers mainly related to adding 73 towers from the acquisitions consummated during the current year.

General and Administrative Expenses

For the nine months ended September 30, 2013, general and administrative expenses totaled $4.7 million which was a decrease of approximately $1.5 million as compared to $6.2 million in the same period in the previous year. The decline is related to a net stock compensation expense being reversed of $0.3 million resulting from stock grants that were forfeited. Stock compensation expense during the nine months ended September 30, 2012 was $1.7 million.

Shared Services from Related Parties

For the nine months ended September 30, 2013, shared services from related parties totaled $0.2 million, compared to $0.5 million in the same period of the previous year. The decrease is the result of acquiring the equipment and furniture that was shared with the related parties in the previous year. Shared services for the nine months ended September 30, 2013 mainly consist of office rent.

Depreciation Amortization and Accretion Expense

For the nine months ended September 30, 2013, depreciation, amortization and accretion expense totaled $1.5 million, which was an increase of $0.7 million from the expense of $0.8 million in the same period of the prior year. The increase is mainly related to the depreciation related to the acquisition of 73 communication towers completed in the current year.

Interest Expense

For the nine months ended September 30, 2013, interest expense totaled $1.0 million compared to $0.1 million in the same period of the prior year, and included interest incurred on our indebtedness under the credit facility entered into on September 7, 2012 in addition to amortization of debt discounts and deferred financing costs. Interest expense to related parties for the nine months ended September 30, 2013 was approximately $19 thousand compared to $405 thousand for the same period of the prior year.

Losses Allocated to Related Party Investors

For the nine months ended September 30, 2013, we allocated $28 thousand of losses to the related party investors compared to $1.7 million in the same period of the previous year. On June 30, 2012, five of our related party investors have restructured their debt which resulted in ceasing allocating losses to these investors after  June 30, 2012. The losses recorded in the quarter ended September 30, 2013 were related to one related party investor (ITP7) who did not convert its debt during the restructuring that was completed on June 30, 2012 and amended on December 31, 2012. The five remaining related party investors converted their debt into class A interests in our subsidiary, CIG, LLC on June 30, 2012.

Gain from Extinguishment of Liabilities

On August, 1, 2013, we issued 120,000 shares of common stock valued at $42 thousand to CRG Finance to settle outstanding liabilities in the amount of $120 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

Losses on Extinguishment of Long-Term Subordinated Obligations to Related Parties

During the nine months ended September 30, 2012, and in connection with the conversion of long-term subordinated obligation into class A interests in our subsidiary, CIG, LLC, we recorded a loss on extinguishment of debt of $0.7 million. The loss is related to the difference between the fair value of the Class A interests and the carrying value of the converted subordinated obligation completed on June 30, 2012.

Gain on Change in Fair Value of Derivatives

During the nine months ended September 30, 2013, we recorded a gain of $65 thousand resulting from the change in the fair value of the derivative liability related to the embedded conversion feature related to the Series A-2 Preferred Stock issued on August 2, 2013.

Loss from Modification of Non-Controlling Interest

In connection with the amendment of the Amended and Restated Limited Liability Company agreement of CIG, LLC (the “Amendment”), effective on August 1, 2013, we recorded a loss of $2.7 million in our statement of operations for the nine months ended September 30, 2013 under loss on modification of non-controlling interest. The loss is due to the modification of the conversion terms in the Amendment and represents the incremental increase in the fair value of the modified Class A Interests.

Losses Allocated to Non-Controlling Interest

For the nine months ended September 30, 2013, we recorded approximately $2.3 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012 as amended recently on August 1, 2013.

Net Loss

For the nine months ended September 30, 2013, net loss was $9.2 million as compared to a net loss of $5.7 million in the same period of the previous year. The change was the result of the decrease in the losses allocated to related party investors offset by a loss resulting from the modification of non-controlling interest in addition to the increase in interest expense.

Accretion of Redeemable Preferred Stock

For the nine months ended September 30, 2013, we recorded accretion of $1.0 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock are redeemable after five years or earlier based on certain conditions.

Liquidity and Capital Resources

The following table represents our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(4,619,864)	$(4,129,945)
Net cash used in investing activities	(40,874,301)	(4,972,176)
Net cash provided by financing activities	44,076,042	10,448,427
Net (decrease) increase in cash	(1,418,123)	1,346,306
Cash and cash equivalents, at beginning of period	2,356,769	1,527,126
Cash and cash equivalents, at end of period	$938,646	$2,873,432

As of September 30, 2013, the balance of our cash and cash equivalents was $0.9 million compared to $2.4 million as of December 31, 2012 and $2.9 million as of September 30, 2012. We believe that the balance at September 30, 2013 along with available funds under our credit facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was $4.6 million during the nine months ended September 30, 2013 compared to $4.1 million in the same period of the previous year. Cash flows used in operating activities mainly consist of major expenditures related to the operations of our business in addition to accounting, advisory and legal costs incurred with the establishment of our business and corporate structure. The increase in the cash flow used in operating activities is related to the charges incurred with the acquisitions completed during the quarter ended September 30, 2013.

Cash Flows from Investing Activities

Our cash used in investing activities was $40.9 million during the nine months ended September 30, 2013 and mainly consists of payments of $37.9 million for the Liberty and STAR acquisitions completed during the quarter ended September 30, 2013. In addition, we acquired six communication towers from Cleartalk for $1.6 million which is included under cash paid for purchase and construction of towers as these towers did not qualify as a business. We also acquired certain equipment and furniture in the amount of approximately $0.2 million in addition to payments for construction of towers. Moreover, in connection with the withdrawal of $10.0 million under the credit facility, we were required to increase the interest reserve which caused an increase in restricted cash of $0.6 million.

For the nine months ended September 30, 2012, net cash used in investing activities was $5.0 million, consisting of payments for the acquisition of Towers of Texas completed during the quarter ended September 30, 2012 in addition to payments for construction of communication towers of $1.1 million and an increase in restricted cash related to the interest reserve account in connection with the Credit Facility entered into during the quarter ended September 30, 2012.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $44.1 million mainly consisting of net proceeds of $31.3 million for issuance of the Series A-1 Preferred Stock and the series A-2 Preferred Stock, $2.7 million obtained through the sale and issuance of 1,053,777 shares of Series B Preferred Stock and proceeds of $1.4 million obtained through the sale and issuance of 761,125 shares of the Company’s common stock. In addition, we have increased our commitments under the Credit Facility and received $9.7 million in proceeds, net of debt discounts. We also received $0.1 million in advances from related party during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we made dividends payments of $0.1 million to the Series B 2012 Preferred Stock investors and made payments for debt issuance costs of $0.3 million and equity issuance costs of $73 thousand for conversion of loans outstanding to ENEX noted under non-cash investing and financing activities below . In addition, we settled a loan to CRG Finance of $35 thousand and made payments of $0.6 million under the notes payable issued to the related party investors issued in connection with the restructuring of long-term subordinated obligations completed on June 30, 2012, as amended on August 1, 2013.

Our net cash provided by financing activities for the nine months ended September 30, 2012 was $10.5 million mainly consisting of the following: a) net proceeds of $9.2 million obtained through the Credit Facility entered into on September 7, 2012, b) $0.4 million and $0.3 million obtained through the issuance of 232,450 shares and 114,290 shares of common stock and series B preferred stock, respectively, c) proceeds from related parties borrowings of $1.7 million proceeds from convertible debt, partially offset by d) distributions to related party investors of $0.2 million, e) payments for debt issuance costs of $0.2 million incurred in connection with the Credit Facility, and f) payments of $0.1 million for equity issuance costs for conversion of debt and net advances to related parties of $0.6 million.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Noncash investing and financing Activities:
Asset retirement obligations	$62,524	$165,349
Debt discounts due to beneficial conversion features	-	336,667
Conversion of long-term subordinated obligations to non-controlling interest	-	10,680,356
Conversion of long-term subordinated obligations to notes payable	-	1,300,250
Related party receivable used to pay related party convertible note	100,000	-
Common stock issued for conversion of related party convertible note payable	700,000	1,950,000
Common stock issued for accrued interest on related party convertible note payable	27,133	30,678
Common stock issued for conversion of liabilities	42,000	241,935
Common stock issued as payment of equity issuance costs	3,000	-
Accretion of preferred stock redemption value	967,169	-
Derivative liability	4,544,934	-
Common stock issued for acquisition of business	3,050,250	-

In connection with the six communication towers acquired from PTA, FLA, Inc. (Cleartalk), we recorded a liability of $62 thousand as an asset retirement obligation.

During the nine months ended September 30, 2013, we applied a $100,000 receivable balance due from ENEX to the convertible notes outstanding that were due to ENEX. As a result, the outstanding principal balance of the notes was $700,000 as of March 31, 2013. On April 30, 2013, the conversion price related to these notes was modified from $3.0 per share to $2.0 per share. Simultaneously, the outstanding balance of the notes of $700,000 and the related accrued and unpaid interest of $27,133 was converted into 363,567 shares of our common stock.

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

During the nine months ended September 30, 2012, we borrowed loans from ENEX in the amount of $1.7 million at an annual interest of 4%, which were convertible into common stock at $3.00 per share. The loans were due thirty days upon demand and were secured by our assets. In connection with the convertible loans, we recorded debt discounts of $0.3 million due to beneficial conversion features. On June 27, 2012, approximately $2.0 million of the outstanding loans to ENEX along with the related accrued and unpaid interest were converted into 660,226 shares of common stock.

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

On August 2, 2013, we borrowed under the Credit Facility an additional $10.0 million. The proceeds were used the acquisitions discussed under Note 3 of this Report. In connection with this transaction, we paid $0.3 million in debt issuance costs.

As of September 30, 2013, the Company had an outstanding balance of $20.0 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.9 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related interest rate effective as of September 30, 2013 was 10.5%. As of September 30, 2013, the Company has available $5.0 million to draw under the credit facility.

The Credit Facility does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. Comp Tower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances subject to Adjusted Base Rate interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee are paid on a monthly basis.

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

In connection with the ITP7 Partnership Agreement, a liability in the amount of $0.7 million related to ITP7 exists in the consolidated financial statements of the Company under long-term subordinated obligations. The liability is the net of all the contributions from the German fund ITP7 less any distributions and losses attributable to operations of one tower, which is the sole asset of the Partnership.

During the nine months ended September 30, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

Series B Preferred Stock

On July 25, 2012, the Board of Directors approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible to common stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to common stock as of such date. The Series B Preferred Stock automatically converts into common stock upon the closing of an underwritten public offering of shares of common stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with common stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. 1,680,492 shares of the Series B Preferred Stock were issued as of September 30, 2013 for proceeds of $2.7 million, net equity issuance costs. We do not expect to issue any additional Series B Preferred Stock in the future.

Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock

On August 2, 2013, we issued 349,707 shares of the Series A-1 Preferred Stock and 29,297,652 shares of the Series A-2 Preferred Stock. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are both redeemable at the holder’s option after five years and the Series A-2 Preferred Stock are convertible at any time at the holder’s option. In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the Liberty and STAR acquisitions completed on August 2, 2013.

We analyzed the terms of the Series A-1 Preferred Stock under ASC 480 to determine whether they should be accounted for as a liability and determined that they do not qualify as liabilities. The Series A-1 Preferred Stock are non-convertible and are redeemable at the holders’ option after five years or earlier upon the occurrence of an event of default. We determined, in accordance with ASC 480-S99-3A, the Series A-1 Preferred Stock are required to be presented outside of permanent equity.

We analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether they should be accounted for as a liability and determined that they do not qualify as liabilities. The Series A-2 Preferred Stock are convertible at the holders’ option at any time and redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. We determined, in accordance with ASC 480-S99-3A, the Series A-2 Preferred Stock are required to be presented outside of permanent equity. We also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock

The Company performed a valuation of the Series A-1 Preferred Stock, the Series A-2 Preferred Stock and determined the fair values as of the date of consummating the transaction to be $23.2 million for the Series A-1 Preferred Stock and $11.8 million for the Series A-2 Preferred Stock. In connection with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, the Company incurred $2.4 million and $1.2 million in transaction costs which were netted against the cash proceeds for the Series A-1 and Series A-2 Preferred Stock, respectively. We also recorded accretion of the Series A-1 Preferred Stock redemption and the Series A-2 Preferred Stock redemption of $0.7 million and $0.3 million in our consolidated statements of operations for the nine months ended September 30, 2013.

New Issuance of Common Stock

During the nine months ended September 30, 2013, we issued 761,125 shares of our common stock at $2.00 per share and received $1.4 million in proceeds, net of equity issuance costs.

On April 30, 2013, we had outstanding notes payable with ENEX in the amount of $0.7 million convertible at a conversion price of $3.00 per share. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the notes and together with the related accrued and unpaid interest of approximately $27 thousand were converted into 363,567 shares of our common stock.

During the nine months ended September 30, 2013, we issued 1,500 shares of our common stock as payment of equity issuance costs.

On August 1, 2013, we issued 120,000 shares of the Company’s common stock as a settlement of an outstanding liability to CRG Finance for advisory fees.

On August 2, 2013 and in connection with payment for the Liberty acquisition, we issued 8,715,000 shares of the Company’s common stock to Liberty’s investors. We also granted to Liberty’s investors the right to require our company to repurchase the shares at fair value if certain conditions are met.

We expect to raise additional equity capital during the foreseeable future through the private placement of common stock and other securities in non-public private securities offerings and issuances pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended.

Off Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by item 305 of Regulation S-K.

ITEM 4.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2013 due to the existence of material weaknesses in the design and effectiveness of disclosure controls and procedures discussed below.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. Based on this evaluation, our management concluded that the following material weakness existed in our design and effectiveness of our disclosure controls and procedures:

1.
As of September 30, 2013, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting:

PART II.          OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings, nor are we aware of any material threatened claims against us.

ITEM 1A.          RISK FACTORS.

For a discussion of risk factors regarding our company, see “Item 1A. – Risk Factors” in our Transition Report and Annual Report on Form 10-K for the three months ended December 31, 2012 and the year ended September 30, 2012. There have been no material changes from the risk factors previously disclosed in the above mentioned reports, except for the following:

The Company has not yet been able to complete a required audit of the financial statements of STAR and Liberty.

On August 7, 2013, the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission (the “SEC”) reporting the acquisitions of towers from STAR and Liberty.  On October 18, 2013, the Company amended such Current Report on Form 8-K to present the financial statements of STAR and Liberty.  The Company was required to present audited financial statements for STAR and Liberty, however, the Company was only able to file unaudited financial statements.

The Company’s inability to file audited financial statements may prevent the Company from filing a Registration Statement with the SEC. This may adversely impact the Company’s ability to raise money in public capital markets.

The Company is working on the Liberty audit and will file an amended 8-K when complete.

The Company has agreed to file a Registration Statement at the demand of the Fir Tree Investors.  Should the Company fail to do so, the Company will be obligated to issue additional shares to the Fir Tree Investors.

The Company and the Fir Tree Investors entered into a registration rights agreement on August 1, 2013 (the “Registration Rights Agreement”). The Company has agreed, upon the demand of the Fir Tree Investors, to prepare and file a Registration Statement on Form S-3 (or such other form as available if Form S-3 is not available) covering the resale of the shares of common stock issued or issuable to the Fir Tree Investors upon conversion of the Series A-2 Preferred Stock. If the Registration Statement is not filed with the SEC 30 days following a demand for registration or is not declared effective by the SEC within 60 days after filing (subject to certain exceptions) or the Company is otherwise in breach of the Registration Rights Agreement, the Company shall be subject to liquidated damages payable to the Fir Tree Investors in the amount of 1.5% of the aggregate purchase price paid by the Fir Tree Investors pursuant to the Securities Purchase Agreement for the securities to be covered by such registration statement.

On August 1, 2013, the Company and the Fir Tree Investors entered into a stand down agreement (the “Stand Down Agreement”) whereby the Fir Tree Investors agreed that they will not, during a period ending December 31, 2014, sell, grant, dispose or transfer any shares of the common stock of the Company.  The Stand Down Agreement was filed as an exhibit to the Form 8-K filed with the SEC on August 7, 2013, and is subject to certain exceptions set forth therein. As a result of the limitations set forth in the Stand Down Agreement, the Company currently believes that it is unlikely the Fir Tree Investors will exercise their registration rights during any period in which the Company may not be able to have a registration statement declared effective by the SEC due to the lack of audited STAR or Liberty financial statements.  However, there is nonetheless a risk that the Fir Tree Investors could exercise their registration rights pursuant to early termination of the Stand Down Agreement which could then require the Company to pay the liquidated damages if a registration statement cannot be declared effective.  Such payments of liquidated damages could have a material adverse effect on our business, operating results and financial condition.

The holders of the Series A-1 Preferred Stock will have significant rights to determine the management of the Company, and may choose to make decisions about the operation of the Company which are different from those of the holders of the Company’s common stock.

The holders of the Series A-1 Preferred Stock do not have general voting rights, however, as long as any shares of the Series A-1 Preferred Stock remain outstanding, the holders of a majority of the outstanding shares of the Series A-1 Preferred Stock, voting as a separate class, are entitled to elect two directors of the Company, or upon the occurrence of certain events of default set forth in the Securities Purchase Agreement entered into between the Company and the Fir Tree Investors, four directors of the Company, whereupon the size of the Company’s Board of Directors shall automatically increase from five to seven.  The Fir Tree Investors have elected Mr. Scott Troeller and Mr. Jarret Cohen, both executives of Fir Tree, Inc., to the Board.

Additionally, so long as any shares of the Series A-1 Preferred Stock or the Series A-2 Preferred Stock are outstanding and subject to certain exceptions, the Company has agreed to extensive limitations on its permitted activities without the approval of the Fir Tree Investors.  These limitations, subject to certain exceptions, include limitations and restrictions regarding amendments to the Company’s Articles of Incorporation, Bylaws, or Certificate of Designation; the issuance or authorization of certain securities; the Company’s ability to satisfy its obligations or to honor the exercise of any rights of the Fir Tree Investors;  the redemption, purchase or acquisition of shares of the Company’s common stock; the acquisition of properties; the commencement of new businesses; declaring bankruptcy; the annual budget and business plan of the Company; the making of large expenditures by the Company; changes to the number of the Company’s directors; the borrowing of funds; the guaranteeing or forgiveness of debt; certain transferring of funds between affiliates; the payment of dividends; the hiring and firing of a Chief Executive Officer; and the amendment of the charter documents of a subsidiary of the Company.

The rights of the Series A-1 Preferred Stock and Series A-2 Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of the Company (the “Certificate of Designations”) described in further detail in the Current Report on Form 8-K the Company filed with the SEC on August 7, 2013.

The Fir Tree Investors may choose to make decisions which other stockholders of the Company will not agree with, including decisions regarding the leadership, management and direction of the Company, and delaying or preventing changes of control and potential mergers and takeovers of the Company.

The holders of Series A-1 Preferred Stock and Series A-2 Preferred Stock have interests which are different from the holders of the Company’s common stock.

The holders of the Series A-1 Preferred Stock will rank senior to other securities of the Company in the event of a dividend or bankruptcy. The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock, the common stock and the Class A-IT2 Interests, the Class A-IT5 Interests and the Class A-IT9 Interests issued by the Company’s subsidiary, Communications Infrastructure Group, LLC, a Delaware limited liability company (all such Class A-IT2 Interests, Class A-IT5 Interests and Class A-IT9 Interests, collectively, the “Minority Interests”), and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors.

The holders of the Series A-2 Preferred Stock will rank senior to other securities of the Company, except the Series A-1 Preferred Stock, in the event of a dividend or bankruptcy.

The right of the Series A-1 Preferred Stock to receive dividends shall reduce the likelihood that holders of the Company’s other securities will receive dividends.

The holders of Series A-1 Preferred Stock are entitled to receive cumulative dividends as provided in the Certificate of Designations. Only after all outstanding Series A-1 Preferred Dividends have been paid or declared and set apart in cash for payment, is the Company’s common stock entitled to receive dividends during any fiscal quarter.  This may adversely impact the ability of the holders of the Company’s other securities to receive dividends.

The Conversion of shares of Series A-2 Preferred Stock could adversely impact the trading price of shares of the Company’s existing common stock.

Each share of the Series A-2 Preferred Stock is convertible at any time, at the holder’s option, into shares of the Company’s common stock.  Should such Series A-2 Preferred Stock be converted into common stock, such dilution of shares may have an adverse impact on the market price of the Company’s common stock.

The Series A-2 Preferred Stock have a Right of First Refusal on Future Financings and a right to receive shares in connection with certain conversions which may lead to further dilution of the holdings of existing common stock.

As long as any shares of Series A-2 Preferred Stock are outstanding, each Series A-2 Investor has the right to purchase its pro rata share of the securities being issued and sold in any equity or debt financing transaction (each, a “Proposed Financing”) on the terms and conditions of such Proposed Financing.

The Fir Tree Investors are also entitled to receive shares of Series A-2 Preferred Stock upon each conversion of the Minority Interests into common stock.

Such share issuances would result in the dilution of the ownership of current shares of the Company’s common stock and may have an adverse impact on the market price of the Company’s common stock.

The Series A-1 Preferred Stock and Series A-2 Preferred Stock each includes Redemption Rights which may adversely impact the Company.

Subject to Nevada law governing distributions to stockholders, all or any portion of the Series A-1 Preferred Stock shall be redeemable after five years or in the event of certain defaults, at a price described in the Certificate of Designations.

Similarly, the Series A-2 Preferred Stock shall also be redeemable at the option of each of the Series A-2 Preferred Stock at any time during the period from five to seven years from issuance or in the event of certain defaults, at a price described in the Certificate of Designations.

Should the Company be required to make such redemption payments, the Company may be adversely impacted by such expenses.

Should the Company fail to reach certain targets set forth in the Certificate of Designations, the Series A-1 Investors shall be entitled to receive additional shares of Series A-2 Preferred Stock.

Upon the occurrence of certain events set forth in the Certificate of Designations, the Series A-1 Investors shall be entitled to receive additional shares of Series A-2 Preferred Stock.  Such issuance of additional shares would have a dilutive effective on the shares of the Company’s common stock.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 2, 2013, we issued 349,707 shares of Series A-1 Preferred Stock and 29,297,652 shares of Series A-2 Preferred Stock. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable at the option of the investors after five years or earlier upon the occurrence of certain events.

As part of the consideration of the purchase price of the Liberty acquisition, the Company issued 8,715,000 shares of the Company’s common stock to Liberty’s investors. The Company is required to purchase the shares if certain conditions are met as disclosed in the rights agreement entered into with Liberty’s investors on August 1, 2013.

On April 30, 2013, we had outstanding notes payable with ENEX in the amount of $0.7 million convertible at a conversion price of $3.00 per share. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the notes and together with the related accrued and unpaid interest of approximately $27 thousand was converted into 363,567 shares of our common stock. This stock issuance was undertaken by our Company in reliance upon the exemptions from securities registration provided by Regulation S of the U.S. Securities Act of 1933, as amended.

During the third quarter 2013, we issued 27,662 shares of Series B Preferred Stock at a stated price of $3.00 per shares and received $70 thousand in proceeds, net of equity issuance costs. The aforementioned equity issuance transactions were undertaken by our Company in reliance upon the exemptions from securities registration provided by Regulation S and Regulation D of the U.S. Securities Act of 1933, as amended.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.              OTHER INFORMATION.

None

32

ITEM 6.   EXHIBITS.

The following documents are included herein:
Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 3.7	Certificate of Designation, Preferences and Rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of CIG Wireless Corp.	8-K	August 7, 2013	3.7

Exhibit 3.8	Amendment to the Company’s Bylaws, effective August 1, 2013.	8-K	August 7, 2013	3.8

Exhibit 3.9	Amendment to the Company’s Bylaws, effective September 23, 2013.	8-K	September 27, 2013	3.9

Exhibit 3.10	Bylaws of the Company, as amended.				X

Exhibit 10.38	Securities Purchase Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	August 7, 2013	10.38

Exhibit 10.39	Registration Rights Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	August 7, 2013	10.39

Exhibit 10.40	Closing Agreement, by and between the Company and Liberty Towers, LLC, dated August 1, 2013.	8-K	August 7, 2013	10.40

Exhibit 10.41	Rights Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP, Fir Tree REF III Tower LLC, Housatonic Equity Investors IV, L.P., Housatonic Equity Affiliates IV, L.P. and Chesapeake Towers Development, LLC, dated August 1, 2013.	8-K	August 7, 2013	10.41

Exhibit 10.42	Form of Stand Down Agreement, dated August 1, 2013, with schedule attached indicating the respective parties thereto.	8-K	August 7, 2013	10.42

Exhibit 10.43	Amendment No. 3 to the Amended and Restated Limited Liability Operating Agreement, dated June 30, 2012, of Communications Infrastructure Group, LLC, by and among the Company, Communications Infrastructure Group, LLC, CIG Solutions, LLC, CIG Towers, LLC, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, dated August 1, 2013.	8-K	August 7, 2013	10.43

Exhibit 10.44	Acknowledgement and Consent - Financing Transaction, by and among the Company, Communications Infrastructure Group, LLC, CIG Solutions, LLC, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, dated August 1, 2013.	8-K	August 7, 2013	10.44

33

Exhibit 10.45	Form of Option Cancellation Agreement, dated August 1, 2013, with schedule attached indicating the respective parties thereto.	8-K	August 7, 2013	10.45

Exhibit 10.46	Amendment No. 1 to Executive Employment Agreement, by and among the Company and Paul McGinn, dated August 1, 2013.	8-K	August 7, 2013	10.46

Exhibit 10.47	Amendment No. 1 to Executive Employment Agreement, by and among the Company and Michael Hofe, dated August 1, 2013.	8-K	August 7, 2013	10.47

Exhibit 10.48	Amendment No. 1 to Executive Employment Agreement, by and among the Company and B. Eric Sivertsen, dated August 1, 2013.	8-K	August 7, 2013	10.48

Exhibit 10.49	Termination Agreement, by and among the Company and ENEX Group Management, S.A., dated August 1, 2013.	8-K	August 7, 2013	10.49

Exhibit 10.50	Termination Agreement, by and among the Company and CRG Finance AG, dated August 1, 2013.	8-K	August 7, 2013	10.50

Exhibit 10.51	Equity Letter, by the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC to Michael Hofe and B. Eric Sivertsen, dated August 1, 2013.	8-K	August 7, 2013	10.51

Exhibit 10.54	Severance Agreement, by and between the Company and Mr. Eric B. Sivertsen, dated as of September 27, 2013.				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Definition Linkbase				X

34

101.LAB	XBRL Taxonomy Extension label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

35

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

Dated: November 15, 2013

36