Form 10-K
period 2013-12-31
CIG WIRELESS CORP.
filed 2014-03-31
CIK 1432754

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $34,580,370 as of June 30, 2013, based on the closing price of the Company’s common stock as reported on the Over the Counter Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 31, 2014, 38,166,791 shares of the Registrant’s common stock, $0.00001 par value per share, were outstanding.

Documents incorporated by reference: None

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on management's expectations as of the filing date of this Report with the Securities and Exchange Commission ("SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include: (i) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and  new tenant additions; (ii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iii) anticipated growth in market share, future revenues, and operating cash flows; and (iv) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A -  Risk Factors” of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

PART I

ITEM 1. BUSINESS

Except as otherwise stated or required by the context, references in this Report to “CIG Wireless”, the “Company”, we”, and “our”, refer to CIG Wireless Corp. and its subsidiaries.

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

The following provides some highlights regarding our site rental business as of December 31, 2013:

➢	We own 159 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 23 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

➢	Approximately 90% of our revenues are derived from site rental revenues of our communication towers.

➢	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through our subsidiaries. Our wholly-owned subsidiaries are “Communications Infrastructure Group, LLC (“CIG, LLC”)”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, “CIG Comp Tower, LLC”, “Specialty Towers Management, LLC” and “CIG Solutions, LLC”.   Specialty Towers Management, LLC and CIG Solutions, LLC serve as managers to the Company’s other subsidiaries.

History

We were incorporated in the State of Nevada in February 2008 and are headquartered in Atlanta, Georgia. The Company’s common stock, par value $0.00001 per share (“Common Stock”) is traded on the Over the Counter Bulletin Board under the symbol “CIGW”. Effective January 23, 2013, we changed our fiscal year end from September 30 to December 31.

2013 Overview

On June 24, 2013, we acquired six communication towers from PTA, FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate purchase price of $1.6 million in cash.

On August 1, 2013, the Company and ENEX Group Management (“ENEX”) agreed to terminate the Corporate Development Agreement dated March 26, 2012, as amended and the Corporate Consulting Agreement dated March 26, 2012, as amended. We agreed to pay ENEX a termination fee of $66 thousand in cash paid in three monthly installments. In addition, we paid ENEX a fee of $50 thousand in connection with the increase in the commitments of the Credit Facility.

On August 1, 2013, the Company and CRG Finance AG (“CRG”) agreed to terminate the Corporate Development Agreement dated June 1, 2011, as amended and the Corporate Development Agreement dated March 22, 2012, as amended. We agreed to pay CRG $35 thousand in cash and issue 120,000 shares of Common Stock in settlement of amounts due to CRG under these agreements.

On August 1, 2013, Mr. Sebastien Koechli and Mr. Gert Rieder resigned from the Board of Directors of the Company (the “Board”).

On August 1, 2013, the Company entered into an amendment (the “McGinn Amendment”) to Paul McGinn’s employment agreement with the Company, dated as of July 25, 2012 (the “McGinn Employment Agreement”). Mr. McGinn was previously granted options to purchase 1,956,895 shares of the Company’s Common Stock.  Pursuant to the McGinn Amendment, such options were cancelled. The Company and Mr. McGinn agreed to negotiate to establish a new incentive plan for the Company’s management.  Pursuant to the McGinn Employment Agreement, Mr. McGinn was entitled to receive up to $150,000 in additional compensation referred to in the McGinn Employment Agreement as the variable component. The Company and Mr. McGinn agreed that the variable component of Mr. McGinn’s base salary shall only be payable if Mr. McGinn is employed by the Company as of the date such payment is due and payable. In addition, the McGinn Amendment provides that in the event that Mr. McGinn is terminated without cause or upon disability, he shall receive aggregate severance payments of $450,000 in accordance with the Company’s regular payroll procedures for twelve (12) months. The McGinn Amendment also provides that so long as Mr. McGinn serves as Chief Executive Officer, he shall also serve on the Board and be appointed as Chairman of the Board.

On August 1, 2013, we entered into option cancellation agreements with all holders of our outstanding stock options. As such, all outstanding option grants were cancelled on that date.

On August 2, 2013, we sold to Fir Tree Capital Opportunity (LN) Master Fund, L.P. (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”) 349,707 shares of newly created Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 29,297,652 shares of newly created Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of August 1, 2013. In connection with this transaction, we received $35.0 million in proceeds which were used primarily to fund the acquisitions described in Note 3 in our consolidated financial statements included elsewhere in this Report. The Certificate of Designation, Preferences and Rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (referred to herein as the “Series A-1 and Series A-2 Certificate of Designation”) was filed with the Nevada Secretary of State on August 1, 2013 and filed as an exhibit to Form 8-K filed with the SEC on August 7, 2013.  The Series A-1 and Series A-2 Certificate of Designation and the Form 8-K filed with the SEC on August 7, 2013 are both incorporated herein by reference.  In connection with such investment, the Fir Tree Investors elected Messrs. Scott Troeller and Jarret Cohen, both executives of Fir Tree, Inc., to the Board.

On May 3, 2013, we entered into a purchase and sale agreement with Liberty Towers, LLC (“Liberty Towers”) to acquire communications tower assets. In connection with this agreement, we entered into employment agreements with two then-current employees of Liberty Towers: Mr. Michael Hofe, the Chief Operating Officer and President of Liberty Towers and Mr. Eric Sivertsen, the Chief Executive Officer of Liberty Towers. On August 1, 2013, the purchase and sale agreement between the Company and Liberty Towers was amended to change the number of shares to be issued at closing. In addition, we entered into amendments to the employment agreements of each of Messrs. Hofe and Sivertsen. On August 2, 2013, we completed the acquisition from Liberty Towers for consideration of $25.0 million in cash and 8,715,000 shares of Common Stock. The acquisition, which expands our portfolio of assets and our presence in the Northeast region, consists mainly of 38 fully constructed towers and 252 work-in-progress sites. In connection with this acquisition, Messrs. Hofe and Sivertsen joined the Company as the Chief Operating Officer and the Executive Vice President of Legal and Compliance, respectively. On August 29, 2013, the Company terminated the employment contract and entered into a severance agreement with Mr. Sivertsen whereby Mr. Sivertsen received a total of $43,750 in severance payments.  Mr. Hofe serves as the Company’s Chief Operating Officer, and his compensation is $250,000 per annum.  Mr. Hofe’s employment agreement has a term ending December 31, 2014.

On August 2, 2013, we acquired 28 communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”) for $12.5 million in cash pursuant to an asset purchase agreement entered into with STAR on May 17, 2013. On September 30, 2013, we acquired one additional communication tower from STAR for $0.5 million in cash. On December 17, 2013, we acquired fourteen towers from STAR for $6.3 million in cash. The transactions were consummated pursuant to an amendment to the above mentioned asset purchase agreement.

On November 1, 2013, we acquired one communication tower from Fidelity Towers, Inc., a privately held company, for $0.4 million.

On November 21, 2013, we acquired three communication towers from Cleartalk for an aggregate price of $0.8 million.

On December 18, 2013, we sold the Fir Tree Investors 60,000 shares of Series A-1 Preferred Stock and 5,139,192 shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of $6.0 million in proceeds which were used primarily to fund the fourteen towers acquired from STAR on December 17, 2013. Such shares were issued to the Fir Tree Investors pursuant to the terms and conditions of the Purchase Agreement. The Company and the Fir Tree Investors entered into a Supplemental Agreement regarding this purchase.

Pursuant to the Series A-1 and Series A-2 Certificate of Designation, on December 18, 2013, we issued to the Fir Tree Investors, in lieu of cash dividends for the third quarter of 2013 (including certain accrued amounts), a total of 5,362.46 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 444,494 shares of Series A-2 Preferred Stock to the Fir Tree Investors. Additionally, on December 31, 2013, we issued to the Fir Tree Investors, in lieu of cash dividends for the fourth quarter of 2013, 8,261.08 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 764,288 shares of Series A-2 Preferred Stock to the Fir Tree Investors.

As a result of the issuance of the shares of Series A-2 Preferred Stock to the Fir Tree Investors on December 18, 2013, the Fir Tree Investors have acquired, and now exercise voting control over, a majority of the Company’s issued and outstanding voting securities. Each share of Series A-2 Preferred Stock is initially convertible on a one-for-one basis into Common Stock.  In addition, the holders of Series A-2 Preferred Stock are entitled to vote on all matters on which the holders of Common Stock may vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. Prior to December 18, 2013, the Fir Tree Investors controlled 47.5% of the Company’s Common Stock and were the Company’s largest shareholders as of such date. Following the issuances on December 18, 2013, the Fir Tree Investors were deemed to beneficially own a majority of the issued and outstanding shares of the Company’s Common Stock.

Subsequent to the period covered by this Report, on January 29, 2014, the Compensation Committee of the Board adopted the Company’s 2014 Equity Incentive Plan, as described in the Current Report on Form 8-K filed with the SEC on March 5, 2014 and in Item 11 of this Report, below.

Subsequent to the period covered by this Report, on March 7, 2014, the Fir Tree Investors purchased an aggregate of 30,000 shares of Series A-1 Preferred Stock and 3,230,442 shares of Series A-2 Preferred Stock for an aggregate purchase price of $3,000,000. Such shares were issued to the Fir Tree Investors pursuant to the terms and conditions of the Purchase Agreement. The Company also issued to the Fir Tree Investors on March 7, 2014, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock.  The Company and the Fir Tree Investors entered into a Second Supplemental Agreement as of such date (the “Second Supplemental Agreement”).  On March 7, 2014, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock (together, the “Indemnity Shares”) in connection with an indemnification claim made by the Fir Tree Investors pursuant to the Purchase Agreement. The terms of the issuance of the Indemnity Shares are set forth in the Second Supplemental Agreement.

In addition to the shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock owned by the Fir Tree Investors, pursuant to the award agreements by which certain officers, directors and employees of the Company received shares of restricted Common Stock subject to certain vesting, forfeiture and voting restrictions (such shares, while such restrictions are in effect, the “Restricted Stock”) under the Company’s 2014 Equity Incentive Plan, each recipient of the Restricted Stock has appointed Fir Tree Inc. to act as his or her proxy and attorney-in-fact to vote all of his or her shares of Restricted Stock with respect to all matters to which he or she is entitled to vote.

2012 Overview

On July 25, 2012, we designated Series B 6% 2012 convertible redeemable preferred stock (the “Series B Preferred Stock”) from our authorized preferred stock. On August 14, 2012, the certificate of designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock (the “Series B Certificate of Designations”). The Series B Preferred Stock is convertible into Common Stock at the stated value conversion price of $3.00 per share (which represents a one-for-one basis). The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by the Company at a purchase price of $3.00 per share. During the year ended December 31, 2013, we issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million. During the year ended December 31, 2012, we issued an aggregate of 626,715 shares of the Series B Preferred Stock for cash proceeds of $1.6 million, net of issuance costs of $0.3 million. At December 31, 2013, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. We do not expect to issue any additional Series B Preferred Stock in the future.

On September 7, 2012, we completed the acquisition of nineteen communication towers and related assets and rights from Towers of Texas, Ltd., a privately held company, for a purchase price of approximately $3.5 million in cash. The acquisition expanded our portfolio of assets and our presence in the Texas region.

On September 7, 2012, through our subsidiary CIG Comp Tower, LLC (the “Borrower”), we closed a new multi-draw term loan credit facility (“Credit Facility”) with Macquarie Bank Limited (“Macquarie”). The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC. Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility. As of December 31, 2013, we had a Credit Facility commitment with Macquarie on which we have drawn $25.5 million. The Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that the Borrower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

Effective November 28, 2012, the Board made a determination not to issue any additional shares of the Company’s previously authorized Series A 4% Preferred Stock.  On July 26, 2013, the Company filed a Withdrawal of Designation with the Nevada Secretary of State terminating of the Series A 4% Preferred Stock.

We previously entered into six Atypical Silent Partnership Agreements through our subsidiary CIG, LLC with related party limited partnership investors which made loans to CIG, LLC for acquisitions of tower assets which were segregated on the books by investment group. Profits from these towers were allocated to the related party investors until they obtained designated rates of return of between 8% and 20%. Once the rates of return were obtained by the related party investors, subsequent profits were allocated based upon ownership. Direct operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit. Overhead expenses are allocated to the related party investors at a rate ranging between 60% and 99.999%. Five of these related party investors restructured their agreements on June 30, 2012, whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and equity ownership in CIG, LLC (the “Restructuring”) intended to align our organization with our strategic plans, including anticipated near-term financing.

On December 31, 2012, we amended the Restructuring and the Amended and Restated Limited Liability Company Agreement of CIG, LLC (the “Amendment”) with Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP (collectively, the “Compartments”), the general partner of the Compartments, IAM US, LLC, the managing director of the general partner, MfAM Mobilfunk Asset Management GmbH, and the following subsidiaries of the Company: CIG, LLC, CIG Solutions, LLC, and CIG Towers, LLC. The Amendment modified the prices for conversion into Common Stock of the Class A Interests (as hereinafter defined) of CIG, LLC owned by the Compartments. On August 1, 2013, the Restructuring and the Amended and Restated Limited Liability Company Agreement of CIG, LLC was further amended so that CIG, LLC Class A Interests owned by the Compartments are convertible into shares of Common Stock at a conversion price of $1.00 per share. The conversion rights of the holders of the Class A Interests may only be exercised in full, provided, however, that the Amendment gives each of IT2, IT5 and IT9 the right, exercisable during each 90 day period, to convert their respective CIG, LLC Class A Interests into Common Stock in an amount up to 1% of the total issued and outstanding shares of Common Stock.

2011 Overview

On October 7, 2011, we acquired all of the membership interests of CIG Services, LLC (“CIG Services”), a Delaware limited liability company, from CIG, LLC.  On October 7, 2011, acting through our subsidiary, CIG Services, we entered into certain tower management agreements.  On November 29, 2011, we changed our name from “Cyber Supply Inc.” to “CIG Wireless Corp.” to reflect our new business operation.  On December 5, 2011, we completed the acquisition of CIG, LLC from BAC Berlin Atlantic Holding GmbH & Co. KG in exchange for the issuance of 750,000 shares of our Common Stock.

Site Leasing Services

Our site leasing revenues accounted for approximately 90% and 91% of our total revenues for the years ended December 31, 2013 and 2012, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual or per term rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes, insurance, utilities, repairs and maintenance.

Our portfolio of towers consists of towers that were either acquired on the open market or built through the successful awarding to the Company of carrier tower projects. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our tenants include large national wireless carriers that operate national or regional networks including AT&T, Sprint, Verizon Wireless and T-Mobile, and governmental or public entities and utility companies. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates of up to 4% per year, including the renewal periods.

Our business strategy for expanding our tower portfolio is to pursue potential acquisitions from third parties and complete the construction of new build-to-suit towers in strategic locations under build-to-suit arrangements. We choose potential acquisitions that are located in strategic locations that are expected to grow the demand for our portfolio of towers which will result in revenue and profitability growth. For each potential acquisition, we analyze various parameters that include the current condition of the assets, tower cash flows projections, review of available capacity and future lease up projections derived from the analysis of current and possible additions of new tenants. These analyses are very important during the due diligence process to help us negotiate the acquisition price.

Under the new build-to-suit arrangements, we construct towers over a location chosen by the wireless carrier. As such, there will be at least one tenant lease for each new tower site on the day the construction is completed. We retain ownership of the towers built and the right to co-locate additional tenants.

Management and Other Services

Management fees and other service revenues accounted for approximately 10% and 9% of our total revenues for the years ended December 31, 2013 and 2012, respectively. Management fees revenues include tower management and lease-up fees earned in connection with the Tower Management Agreements we have entered into with BAC Infratrust Sechs GmbH & Co. KG (IT6), BAC Infratrust Acht GmbH & Co. KG (IT8) add InfraTrust Premium Sieben GmbH & Co. KG (ITP7), related parties. Other service revenues are tower related services such as site inspection and structural analysis services provided to our customers upon request.

Industry Overview

The following discussion highlights certain of the industry trends and expectations:

➢	We believe that growing wireless traffic and next-generation technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites.

➢	We believe demand for communication sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next-generation wireless networks. To meet these objectives, we believe wireless carriers will continue to outsource their communication site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communication sites or maintain their own communication site operations and development capabilities.

➢	We believe that the U.S. wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality services.

For all of the foregoing reasons, we expect that we will see a multi-year trend of strong additional communication site demand from wireless carriers.

Business Strategy

Our primary strategy is to continue to focus on expanding our site leasing business due to its attractive characteristics such as long-term contracts, built-in rent escalators, high operating margins and low customer churn. The long-term and recurring nature of the revenue stream of our site leasing business makes our results of operations more predictable and less volatile. Our site leasing business provides a stable, recurring cash flow stream and reduces our exposure to cyclical changes in customer spending.

The following highlights the main factors of our business strategy:

Organic Growth in Tenant Volume. We consistently seek to maximize organic growth and usage of our tower capacity. We typically construct or acquire towers that accommodate multiple tenants. Most of our towers have significant capacity available for additional antennas and we believe that increased use of our towers can be achieved at a low incremental cost.

Growth of Tower Portfolio. We actively pursue strategic and disciplined growth of our tower portfolio, through additional strategic tower acquisitions and the construction of new towers through built-to-suit arrangements. The built-to suit arrangements minimize the risk of the tower not meeting tenant demand because the locations are discussed and pre-approved by the wireless carriers
.

Management Experience. We leverage our management team experience to expand positioning in the tower industry. Management believes that its extensive industry expertise and strong relationships with wireless service providers will allow us to expand our position in the site leasing and site development services.

Securing Long-Term Ground Leases. We have entered into, and continue to enter into long-term leases to secure access rights to the land that underlies our towers for terms that generally extend beyond 30 years. We believe that these leases, to the extent available at commercially reasonable prices, will increase our margins, minimize the risk of ground rent increase and improve our cash flows from operations.

Customers

We have provided site leasing services to the largest wireless carriers, such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as Homeland Security, local police and fire departments, and port authorities) as well as utility companies, provide supplementary leasing income. During the year ended December 31, 2013, three of our tenants provided approximately 61% of our total revenue.

Sales and Marketing

Our sales and marketing goals are to use our existing relationships, and to develop new relationships with wireless service providers to lease additional antenna space on our towers. We believe these goals will enable us to grow our site leasing business as well as to successfully bid and win more site development service contracts.

Competition

The primary competitors in the site leasing industry are the following: the independent tower owners who also provide site leasing services; the national tower development and management companies; the wireless service providers who own, operate and lease antenna space on their own towers to other providers; and alternative facilities such as rooftops, water towers, broadcast towers, utility poles, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. We believe that tower location and capacity, deployment speed, quality of service to tenants and prices have been, and will continue to be, the most significant competitive factors affecting the site leasing business. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than our Company. We have been actively operating in the tower business industry through our subsidiaries since 2009. During 2013, we have added 92 towers to our portfolio of towers to reach 159 towers at the end of 2013. However, our market share is still minimal. We intend to increase our market share through investing in the acquisition and construction of communication towers in addition to providing excellent quality service to our customers.

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

Employees

As of December 31, 2013, we had sixteen employees, eleven of which are located at our headquarters in Atlanta, Georgia.

Intellectual Property

We do not own any patents at the present time. We own two registered trademarks related to our “CIG” logo and Liberty Towers.

Regulatory and environmental matters

Federal Regulations

We are required to comply with many federal, state and local regulations and laws, including the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”). These regulations govern the construction, lighting and other phases of the development of towers and structures used for wireless communications, radio and television broadcasting. Depending on the characteristics of the towers or structures, the granting of a pre-approval, the issuance of determinations confirming no hazard to air traffic, and registration of the towers may be required before the towers are constructed, modified or used. In addition, any applicant for an FCC antenna tower or structure registration must certify that, consistent with the Anti-Drug Abuse Act of 1988, neither the applicant nor its principals are subject to a denial of Federal benefits because of a conviction for the possession or distribution of a controlled substance. These regulations may require pre-approval before the construction or the addition of a new antenna to an existing tower. These requirements may increase the costs associated with new tower constructions or modifications of existing towers.

In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon their height and location, including proximity to airports. Proposals to construct new, or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties. Furthermore, prior to constructing a new tower or, in some instances, the modification of existing towers, we may be required to seek environmental review in accordance with the National Environmental Policy Act of 1969, as amended ("NEPA”). The FCC has promulgated regulations implementing NEPA which require entities to determine the potential environmental impact of the proposed tower construction before proceeding with the construction. Again, these requirements may increase the costs associated with new tower constructions or modifications of existing towers.

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

Available Information

Our website address is www.cigwireless.com. Information on our website is not incorporated by reference into this Form 10-K and should not be considered a part of this Report. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in addition to other SEC reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Where You Can Find More Information

We file annual, transition, quarterly and other requisite filings with the SEC.  Members of the public may read and copy any materials which the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

 You may also request a copy of our filings at no cost, by writing or telephoning our Company at:

CIG Wireless Corp.
Five Concourse Parkway, Suite 3100
Atlanta, GA 30328
Telephone No.: 678-332-5000
Attention:  Paul McGinn, Chief Executive Officer

ITEM 1A. RISK FACTORS

You should consider carefully the following risks and uncertainties and other information contained in this Report, including our financial statements and accompanying notes, when reading this Report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected. In that event, the trading price of our Common Stock could decline. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Risks Related to Our Business

We may not be able to execute on our business plan and opportunities.

In order to execute on our business plan and strategy, we need to continue to grow our portfolio of assets and customer base. Our ability to successfully do that could be affected by one or more of the following factors:

➢	our ability to manage our tenants efficiently and in a manner that satisfies the market expectations;

➢	our ability to successfully build our towers according to the required specifications of our tenants;

➢	our ability to remain in compliance with federal and local laws and regulations;

➢	our ability to raise additional capital to support our portfolio growth;

➢	our ability to effectively manage the growth and expansion of our business operations and without incurring excessive costs or damage to our customer relationships;

➢	although the tower business is not seasonal, there are fluctuations in the availability of towers for acquisition on the market from time-to-time; and

➢	our Company, like all of our competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside our control, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

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

As of December 31, 2013, we had a Credit Facility commitment from Macquarie on which we have drawn $25.5 million. The Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that the Borrower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

On August 1, 2013, the Company entered into the Purchase Agreement with the Fir Tree Investors pursuant to which, at any time until December 31, 2014, the Company has the conditional right to put to the Fir Tree Investors up to $25.0 million (in addition to the $35.0 million  of shares initially purchased  pursuant to the Purchase Agreement), in whole increments of $1.0 million, of additional Series A-1 Preferred Stock, the proceeds of which shall be used to fund acquisitions of additional towers, if each such acquisition and put exercise is approved by the Fir Tree Investors, in their sole discretion. The conditional put is subject to satisfaction of certain other conditions set forth in the Purchase Agreement. In connection with each issuance of $1.0 million of Series A-1 Preferred Stock, the Company will issue to the Fir Tree Investors shares of Series A-2 Preferred Stock convertible into 1.36% of the Common Stock on a fully diluted basis.  Through the date of the filing of this Report, the Company has sold an aggregate of $44.0 million in Series A-1 Preferred Stock, including $9.0 million in puts.

The Credit Facility has a high rate of interest, and the Preferred Stock rights of the Fir Tree Investors have high dividend rate requirements.  In addition, the Credit Facility and the terms of the investments by the Fir Tree Investors restrict the Company’s ability to access lower cost capital.  These conditions could make it difficult to raise additional capital.

We may need additional funds to implement our business plan to expand our operations as our business model requires significant capital expenditures. Our future capital requirements will depend on a number of factors, including our ability to grow our revenues and effectively manage our business and customer base. Our growth will depend upon our ability to raise additional capital, possibly through the issuance of our equity securities in private or public transactions or through short-term or long-term borrowings. If we are successful at raising equity capital, the ultimate use of the proceeds may vary substantially from our current plans. We expect that our management will have considerable discretion over the use of equity proceeds. In addition, raising additional capital may have an adverse impact on our current stockholders. If we are unable to raise the needed funds, we may not be able to grow our business and that may lead us to discontinue our operations.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

We intend to borrow additional amounts under the Credit Facility to expand our operations, which, together with our existing indebtedness, could result in the Company having a significant amount of indebtedness.  Carrying a significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts, and to satisfy our other liabilities as they become due.

Our strategy for growth may include joint ventures, strategic alliances, mergers and acquisitions and other opportunities for integration, which could be difficult to manage.

The successful execution of our growth strategy may depend on many factors, including identifying suitable target companies or partners, negotiating acceptable terms, successfully consummating the transactions or establishing the corporate relationships and obtaining any required financing on acceptable terms. We may be exposed to risks that we may incorrectly assess opportunities for growth or new businesses and technologies. We could face difficulties and unexpected costs as a result of the consummation of transactions, or the establishment of corporate relationships, in furtherance of our growth strategy.

We may acquire towers in foreign countries which would add additional risks including political, regulatory and economic risks related to specific countries as well as currency risks.

Should we expand our operations outside of the United States, we will be exposed to additional risks.

To date, we do not have any international operations or plans to operate outside of the United States.  We are exploring the possibility of such expansion.  Any international expansion initiatives we may undertake will subject the Company to additional risks and uncertainty, including unpredictable legal regulations, political and economic turmoil and foreign currency risks.

We are pursuing acquisitions that we believe complement our existing operations but which involve risks that could adversely affect our business.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. In addition, any future acquisition could result in significant costs, the incurrence of additional debt or the issuance of equity securities to fund the acquisition, and the assumption of contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations. In connection with any future acquisition, we will generally seek to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, their amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

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

We will continue to consider strategic acquisitions, some of which are larger than those previously completed and which could be material to our business. Delays or other operational or financial problems that interfere with our operations may result. If we fail to implement proper overall business controls for companies or assets we acquire or fail to successfully integrate these acquired companies or assets in our processes, our financial condition and results of operations could be adversely affected. In addition, it is possible that we may incur significant expenses in the evaluation and pursuit of potential acquisitions that may not be successfully completed.

We may incur goodwill and other long-lived assets impairment charges, which could result in a significant reduction to our earnings.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and other long-lived assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other long-lived assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

During the year ended December 31, 2013, we recorded an impairment charge of $0.5 million related to abandoned site projects. Furthermore, we may be required to record impairment charges for our goodwill or for other long-lived assets in the future. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We generate revenues from a small number of customers and the loss of any of our customers could have an adverse effect on our business.

A substantial portion of our operating revenues is derived from a small number of customers. If any of these customers is unwilling or unable to perform its obligations under our current sublease agreements, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we may occasionally experience disputes with our customers, including disputes regarding the interpretation of terms of the sublease agreements. Such disputes could possibly lead to a termination of the agreements with our customers or a material modification of the terms of those subleases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, which could have a material adverse effect on our business, results of operations and financial condition. We have certain customers that individually make up more than 10% of total revenues. During the year ended December 31, 2013, we had three customers each making up more than 10% of total revenue. The customers individually made up 30%, 19% and 12% of total revenues.

Our Credit Facility limits our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants under the Credit Facility, our debt could be accelerated.

The Credit Facility requires us to maintain compliance with certain debt covenants which include a debt service coverage ratio and other affirmative and negative covenants. As a result,

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

If we fail to comply with the debt covenants or make the principal or interest payments under the Credit Facility, we will be in default under the Credit Facility, which would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If we are in default under the Credit Facility, Macquarie could seek to foreclose the collateral securing the Credit Facility, in which case we could lose the wireless infrastructure, including the associated revenues, securing the Credit Facility which is the majority of our assets. In addition, we will incur additional default interest on the indebtedness of 2%.

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

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of the Company’s investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to the Company. We are unable to guarantee the deductibility of any item that we acquire. We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting therefrom would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the Board, in its sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

We will continue to incur operating losses for the foreseeable future.

Our current business model was launched in December 2011. We recorded a net loss of $12.2 million for the year ended December 31, 2013 and have accumulated losses of $19.8 million as of December 31, 2013. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, construct new towers, and acquire existing towers. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, financial condition, results of operations and cash flows will be adversely affected.

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

Due to the long-term nature of our tenant leases, the Company, like others in the tower industry, depends on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In addition, many of our current and potential tenants rely on capital raising activities to fund their operations and capital expenditures and the downturn in the economy and the disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our current or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment on certain site-related assets. In addition, it could result in the loss of significant tenants and all or a portion of our anticipated lease revenues from certain tenants, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We will need the consent of certain third parties who own or control real property in connection with the acquisition of certain towers and consent in the case of sale or disposition of certain towers.

The Company must secure the consent of certain third parties who own or control real property in order to qualify towers for acquisition using funds from our Credit Facility. While we anticipate that we will be able to secure such consents, the failure to do so could impair our operations and could have a material adverse effect on our business and results of operations, financial condition and cash flows. We also expect to be required to secure consents when we sell or otherwise dispose of certain tower assets where the underlying real property is owned or controlled by third-parties.  The absence of such consents could adversely affect dispositions of our assets.

Loss of key personnel could impair our success.

We benefit from the leadership, experience and business relationships of our senior management team, and we depend on their continued services in order to successfully implement our business strategy. Although we have entered into an employment agreement with our Chief Executive Officer and Chief Financial Officer, they and other key personnel may not remain in our employment. The loss of key personnel or our inability to attract new personnel could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our internal control over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal control over financial reporting and disclosure controls and procedures no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

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

As of end of the period covered under this Report, we made evaluations of our internal control over financial reporting and our disclosure controls and procedures which included a review of the objectives, design, implementation and effects of the controls and information generated for use in our periodic reports. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and found that material weaknesses existed in our internal control over financial reporting. Our assessment identified the following material weaknesses in our internal control over financial reporting:

1.	Deficiencies in maintaining effective entity-level controls related to financial reporting. Specifically, we have not developed and effectively communicated to our employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

For details regarding the remediation plan of this material weakness, refer to Item 9A – “Controls and Procedures” of this Report. While we are in the process of remediating the material weakness identified by us and our independent registered public accounting firm, we cannot assure that such remediation will be effective or that there will not be additional material weaknesses and significant deficiencies that our independent registered public accounting firm or we will identify. If we continue to have deficiencies in our internal control over financial reporting or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable securities laws and listing requirements.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services which would decrease demand for tower space, or reduce obtainable lease rates. Examples of such technologies include spectrally efficient air access technologies which potentially can relieve some network capacity problems and could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for additional antenna space. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations, financial condition and cash flows.

New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurance that new wireless services and technologies, such as 4G LTE, will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our towers as a result of such technologies may not be realized at the times or to the extent anticipated.

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

Our business is subject to federal, state and local regulations. Failure to comply with the federal and state regulations may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. In addition, in certain jurisdictions, these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer requests and requirements. These factors could materially and adversely affect our business, results of operations, financial condition and cash flows.

We could have liability under environmental laws.

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state and local environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot provide assurance that we will be able to maintain compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. In certain jurisdictions, these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition.

Our towers may be affected by natural disasters and other unforeseen damage for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to the towers as a result of these or other events could impact our  ability to provide services to our tenants and could materially and adversely impact our results of operations or financial condition. While we maintain insurance coverage for natural disasters, such insurance may not be adequate to cover the associated costs of repair or reconstruction for a major future event. If we are unable to provide services to tenants as a result of damage to the towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations financial condition and cash flows.

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

Risks Related to Ownership of our Common Stock

We do not anticipate paying cash dividends on our Common Stock.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. As a result, our stockholders may not receive any return on an investment in our Common Stock unless they sell our common stock for a price greater than that which they paid for it. Moreover, as further described below, investors may not be able to resell their shares of Common Stock at or above the price they paid for them, if at all. Any determination to pay dividends on our Common Stock in the future will be at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, restrictions imposed by applicable law, business and investment strategy, contractual limitations and other factors that the Board may deem relevant. In addition, pursuant to the Company’s Credit Facility with Macquarie, the Company’s subsidiary CIG Comp Tower, the borrower under the Credit Facility, may not use funds under the Credit Facility for the payment of any dividends to the holders of the Company’s equity securities.

Investors may not be able to resell their shares of Common Stock.

Our shares of Common Stock have a trading symbol and are traded on the over the counter bulletin board, but have not actively traded in substantial volumes. Investors may not be able to sell or trade their Common Stock, with the consequence that they may have to hold shares for an indefinite period of time. There are legal restrictions on the resale of the shares of Common Stock, including penny stock regulations under the U.S. Federal Securities Laws.

Our Common Stock is currently subject to the penny stock rules under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the “Exchange Act”). These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our Common Stock. As long as the Common Stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares. We are assessing the possibility of making application for a listing of our Common Stock on one of the major exchanges.

The Company has not yet been able to complete a required audit of the financial statements of STAR and Liberty Towers.

On August 7, 2013, the Company filed a Current Report on Form 8-K with the SEC reporting the acquisitions of towers from STAR and Liberty Towers. On October 18, 2013, the Company amended such Current Report on Form 8-K to present the financial statements of STAR and Liberty Towers. In addition, on December 23, 2013, the Company filed a Current Report on Form 8-K to disclose the acquisition of 14 antenna towers from STAR. On March 5, 2014, the Company amended such Current Report on Form 8-K to present the financial statements of STAR. The Company was required to present audited financial statements for STAR and Liberty Towers, however, the Company was only able to file unaudited financial statements. The Company’s inability to file audited financial statements may prevent the Company from filing a Registration Statement with the SEC for a period of two fiscal years. This may adversely impact the Company’s ability to raise money in public capital markets.

The holders of the Series A-1 Preferred Stock will have significant rights to determine the management of the Company, and may choose to make decisions about the operation of the Company which are different from those of the holders of Common Stock.

The holders of the Series A-1 Preferred Stock do not have general voting rights, however, as long as any shares of the Series A-1 Preferred Stock remain outstanding, the holders of a majority of the outstanding shares of the Series A-1 Preferred Stock, voting as a separate class, are entitled to elect two directors of the Company, or upon the occurrence of certain events of default set forth in the Purchase Agreement entered into between the Company and the Fir Tree Investors, four directors of the Company, whereupon the size of the Board shall automatically increase from five to seven. The Fir Tree Investors have elected Messrs. Scott Troeller and Jarret Cohen, both executives of Fir Tree, Inc., to the Board.

Additionally, so long as any shares of the Series A-1 Preferred Stock or the Series A-2 Preferred Stock are outstanding and subject to certain exceptions, the Company has agreed to extensive limitations on its permitted activities without the approval of the Fir Tree Investors. These limitations, subject to certain exceptions, include limitations and restrictions regarding amendments to the Company’s Articles of Incorporation, Bylaws, or Series A-1 and Series A-2 Certificate of Designation; the issuance or authorization of certain securities; the Company’s ability to satisfy its obligations or to honor the exercise of any rights of the Fir Tree Investors; the redemption, purchase or acquisition of shares of Common Stock; the acquisition of properties; the commencement of new businesses; declaring bankruptcy; the annual budget and business plan of the Company; the making of large expenditures by the Company; changes to the number of the Company’s directors; the borrowing of funds; the guaranteeing or forgiveness of debt; certain transferring of funds between affiliates; the payment of dividends; the hiring and firing of a Chief Executive Officer; and the amendment of the charter or other operating documents of any subsidiary of the Company.

The rights of the Series A-1 Preferred Stock and Series A-2 Preferred Stock are set forth in the Series A-1 and Series A-2 Certificate of Designation, described in further detail in the Current Report on Form 8-K the Company filed with the SEC on August 7, 2013.

The Fir Tree Investors may choose to make decisions which other stockholders of the Company will not agree with, including decisions regarding the leadership, management and direction of the Company, and delaying or preventing changes of control and potential mergers and takeovers of the Company.

As a result of the Fir Tree Investors’ control of a significant portion of the Company’s voting securities, it will be difficult for other holders of the Company’s securities to effect a change of control of the Company.

The Fir Tree Investors have acquired, and now exercise voting control over, a majority of the Company’s issued and outstanding voting securities.  The holders of Series A-2 Preferred Stock are entitled to vote on all matters on which the holders of Common Stock may vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class.  In addition, each recipient of the Restricted Stock has appointed Fir Tree Inc. to act as his or her proxy and attorney-in-fact to vote all of his or her shares of Restricted Stock with respect to all matters to which he or she is entitled to vote.  As a result, the Fir Tree Investors will be able to control any required shareholder vote which may occur (including required shareholder votes concerning changes in control, mergers and acquisitions of the Company).  This concentrated control limits the ability of holders of the Company’s other securities to influence corporate matters, and as a result, the Company may take actions which the holders of our other securities do not view as beneficial.  This concentration of control may discourage certain potential investors from buying our Common Stock and may adversely impact the price of our Common Stock.

The Fir Tree Investors have interests which are different from the holders of the Common Stock.

The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a bankruptcy or other liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock, the Common Stock and the Class A-IT2 Interests, the Class A-IT5 Interests and the Class A-IT9 Interests issued by, CIG, LLC (all such Class A-IT2 Interests, Class A-IT5 Interests and Class A-IT9 Interests, collectively, the “Class A Interests”), and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors.

The holders of the Series A-2 Preferred Stock will rank senior to other securities of the Company, except the Series A-1 Preferred Stock, with respect to dividend payments and distributions of the Company’s assets upon a bankruptcy or other liquidation event.

The Fir Tree Investors also have certain rights to indemnification which may be adverse to the best interests of the holders of the Company’s other securities.

The right of the Series A-1 Preferred Stock to receive dividends shall reduce the likelihood that holders of the Company’s other securities will receive dividends.

The holders of Series A-1 Preferred Stock are entitled to receive cumulative dividends as provided in the Series A-1 and Series A-2 Certificate of Designation. Only after all outstanding Series A-1 Preferred Dividends have been paid or declared and set apart in cash for payment, is Common Stock entitled to receive dividends during any fiscal quarter. This may adversely impact the ability of the holders of the Company’s other securities to receive dividends.  As described above, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We intend to retain any cash flow we generate for investment in our business.

The conversion of shares of Series A-2 Preferred Stock could adversely impact the trading price of shares of the existing Common Stock.

Each share of the Series A-2 Preferred Stock is convertible at any time, at the holder’s option, into shares of Common Stock. Should such Series A-2 Preferred Stock be converted into Common Stock, such dilution of shares may have an adverse impact on the market price of Common Stock.

The holders of the Series A-2 Preferred Stock have a right of first refusal on future financings by the Company and a right to receive shares in connection with certain conversions which may lead to further dilution of the holdings of existing Common Stock.

As long as any shares of Series A-2 Preferred Stock are outstanding, the Fir Tree Investors have the right to purchase the pro rata share of the securities being issued and sold in any equity or debt financing transaction by the Company (each, a “Proposed Financing”) on the terms and conditions of such Proposed Financing.

The Fir Tree Investors are also entitled to receive shares of Series A-2 Preferred Stock upon each conversion of the Class A Interests into Common Stock, based on their then current pro rata ownership percentage of the fully diluted shares.

Such share issuances would result in the dilution of the ownership of current shares of the Common Stock and may have an adverse impact on the market price of the Common Stock.

The Series A-1 Preferred Stock and Series A-2 Preferred Stock each includes redemption rights which may adversely impact the Company.

Pursuant to the Series A-1 and Series A-2 Certificate of Designation, subject to Nevada law governing distributions to stockholders, all or any portion of the Series A-1 Preferred Stock shall be redeemable at the option of each of the holders of the Series A-1 Preferred Stock after five years or in the event of certain defaults, at a price described in the Series A-1 and Series A-2 Certificate of Designation.

Similarly, pursuant to the Series A-1 and Series A-2 Certificate of Designation, the Series A-2 Preferred Stock shall also be redeemable at the option of each of the holders of the Series A-2 Preferred Stock at any time during the period from five to seven years from issuance or in the event of certain defaults, at a price described in the Series A-1 and Series A-2 Certificate of Designation.

Should the Company be required to make such redemption payments, the Company may be adversely impacted by such expenses.

Upon the occurrence of certain events, including the Company’s failure to reach certain financial targets set forth in the Series A-1 and Series A-2 Certificate of Designation, the Fir Tree Investors shall be entitled to receive additional shares of Series A-2 Preferred Stock.

Upon the occurrence of certain events set forth in the Series A-1 and Series A-2 Certificate of Designation, the Fir Tree Investors shall be entitled to receive additional shares of Series A-2 Preferred Stock. If certain financial targets related to the Company’s net tower cash flow (as more particularly defined in the Series A-1 and Series A-2 Certificate of Designation) are not achieved, and upon the occurrence of any other accretion on the Series A-1 Preferred Stock (including without limitation, the issuance of any Series A-1 Preferred Dividends), then the Company will issue to the Fir Tree Investors an aggregate number of shares of Series A-2 Preferred Stock which would then be convertible into 1.36% of the Common Stock on a fully diluted basis for each $1,000,000 of the applicable adjustment amount and any accretion on the Series A-1 Preferred Stock, in each case, prorated for any portion of, or partial amount over, such $1,000,000 increment and in accordance with the Series A-1 and Series A-2 Certificate of Designation,. As described above, the Fir Tree Investors are also entitled to receive shares of Series A-2 Preferred Stock upon each conversion of the Class A Interests into Common Stock, based on their then current pro rata ownership percentage of the fully diluted shares.

Such issuance of additional shares would have a dilutive effective on the shares of Common Stock.

The Company has agreed to file a Registration Statement at the demand of the Fir Tree Investors.  Should the Company fail to do so, the Company will be obligated to issue additional shares to the Fir Tree Investors.

The Company and the Fir Tree Investors entered into a registration rights agreement on August 1, 2013 (the “Registration Rights Agreement”). The Company has agreed, upon the demand of the Fir Tree Investors, to prepare and file a Registration Statement on Form S-3 (or such other form as available if Form S-3 is not available) covering the resale of the shares of Common Stock issued or issuable to the Fir Tree Investors upon conversion of the Series A-2 Preferred Stock. If the Registration Statement is not filed with the SEC within 30 days of a demand for registration or is not declared effective by the SEC within 60 days after filing (subject to certain exceptions) or the Company is otherwise in breach of the Registration Rights Agreement, the Company shall be subject to liquidated damages payable to the Fir Tree Investors in the amount of 1.5% of the aggregate purchase price paid by the Fir Tree Investors pursuant to the Purchase Agreement for the securities to be covered by such Registration Statement.

On August 1, 2013, the Company and the Fir Tree Investors entered into a stand down agreement (the “Stand Down Agreement”) whereby the Fir Tree Investors agreed that they will not, during a period ending December 31, 2014, sell, grant, dispose or transfer any shares of Common Stock. The Stand Down Agreement was filed as an exhibit to the Form 8-K filed with the SEC on August 7, 2013, and is subject to certain exceptions set forth therein. As a result of the limitations set forth in the Stand Down Agreement, the Company currently believes that it is unlikely the Fir Tree Investors will exercise their registration rights during any period in which the Company may not be able to have a Registration Statement declared effective by the SEC due to the lack of audited STAR or Liberty Towers financial statements. However, there is nonetheless a risk that the Fir Tree Investors could exercise their registration rights pursuant to early termination of the Stand Down Agreement which could then require the Company to pay the liquidated damages if a Registration Statement cannot be declared effective. Such payments of liquidated damages could have a material adverse effect on our business, operating results and financial condition.

If we raise additional funds through the issuance of equity or convertible debt securities, our investors’ ownership could be diluted.

On July 25, 2012, the Board approved the designation and issuance of up to 1,700,000 shares of new Series B 6% 2012 Convertible Redeemable Preferred Stock from our authorized preferred stock. In addition, during 2013, we issued 35,645,626 shares of Series A-2 Preferred Stock. Raising funds through the issuance of these equity securities or other convertible equity or debt securities will reduce the percentage of ownership held by existing holders of Common Stock. These securities or new securities may contain certain rights, preferences or privileges that are senior to those of our shares of Common Stock. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of Restricted Stock pursuant to our 2014 Equity Incentive Plan may dilute our investors’ stock ownership.

We may attract and retain employees in part by offering awards of the Restricted Stock pursuant to our 2014 Equity Incentive Plan. The issuance of the Restricted Stock in the future will have the effect of reducing the percentage of ownership in the Company of our then existing shareholders.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our Common Stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our Common Stock. Future sales of shares of our Common Stock by our shareholders could depress the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate headquarters are located at Five Concourse Parkway, Suite 3100, Atlanta, Georgia 30328, which consist of approximately 12,000 square feet.  In addition, as of December 31, 2013, our portfolio of communication towers consists of 159 towers, of which four towers, located in Florida and South Carolina, reside on land that is owned by the Company. The remaining towers reside on leased land.

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

	High	Low
Quarter ended March 31, 2012	$3.75	$3.00
Quarter ended June 30, 2012	4.00	3.00
Quarter ended September 30, 2012	4.69	3.50
Quarter ended December 31, 2012	5.00	4.28

Quarter ended March 31, 2013	5.00	3.01
Quarter ended June 30, 2013	4.25	3.40
Quarter ended September 30, 2013	4.50	2.49
Quarter ended December 31, 2013	3.35	1.01

On March 28, 2014, the closing price of our Common Stock was $1.19 per share as reported on the Over the Counter Bulletin Board.

Holders of Record

On March 28, 2014, we had 174 shareholders of record of our Common Stock and 38,166,791 shares issued and outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 2, 2013, the Company issued 349,707 shares of Series A-1 Preferred Stock and 29,297,652 shares of newly created Series A-2 Preferred Stock. In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the acquisitions described in Note 3 in our consolidated financial statements included elsewhere in this Report. On December 18, 2013, the Company issued 60,000 shares of Series A-1 Preferred Stock and 5,139,192 shares of Series A-2 Preferred Stock for an aggregate purchase price of $6.0 million in proceeds which were used primarily to fund the purchase of fourteen towers acquired from STAR on December 17, 2013.

Pursuant to the Series A-1 and Series A-2 Certificate of Designation, on December 18, 2013, we issued to the  Fir Tree Investors, in lieu of cash dividends for the third quarter of 2013 (including certain accrued amounts), a total of 5,362.46 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 444,494 shares of Series A-2 Preferred stock to the Fir Tree Investors. Additionally, on December 31, 2013, we issued to the Fir Tree Investors in lieu of cash dividends for the fourth quarter of 2013 8,261.08 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 764,288 shares of Series A-2 Preferred stock to the Fir Tree Investors. The Series A-1 and Series A-2 Certificate of Designation was filed by the Company with the Nevada Secretary of State on August 1, 2013 and filed as an exhibit to Form 8-K filed with the SEC on August 7, 2013 and is incorporated herein by reference.

The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock, the Common Stock and the Class A-IT2 Interests, the Class A-IT5 Interests and the Class A-IT9 Interests issued by the Company’s subsidiary, CIG, LLC, (all such Class A-IT2 Interests, Class A-IT5 Interests and Class A-IT9 Interests, collectively, the “Class A Interests”), and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors. The Series A-2 Preferred Stock ranks with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, (a) junior to the Series A-1 Preferred Stock, (b) senior to the Series B Preferred Stock, the Common Stock, the Class A Interests and all other now or subsequently existing classes and series of capital stock of the Company and (c) except for the Series A-1 Preferred Stock, senior to any other equity or equity-linked securities unless approved by the Fir Tree Investors.

The preferences of each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, are equal to the preferences of every other share of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively.

The holders of Series A-1 Preferred Stock are entitled to receive cumulative dividends quarterly in arrears at a rate, based on the Series A-1 Stated Value of (a) 9% per annum, or upon the occurrence of an event of default 15% per annum, for each of the first three one-year periods commencing on the date of issuance of such Series A-1 Preferred Stock by the Company, (b) 11% per annum, or in the event of default 17% per annum, for the one-year period commencing on the third anniversary of the initial issue date and (c) 13% per annum, or in the event of default 19% per annum, for the one-year period commencing on the fourth anniversary of the initial issue date. The dividends are payable in cash or through issuance of an equivalent number of shares of Series A-1 Preferred Stock. The holders of Series A-2 Preferred Stock are not entitled to receive dividends, except that the Series A-2 Preferred Stock shall participate in dividends on the Common Stock on an as-converted basis.

The Series A-1 Preferred Stock are redeemable at the holders’ option at any time after the earlier to occur of the fifth anniversary of the initial issue date, and the occurrence of an Event of Default, at a price equal to the aggregate Series A-1 Preference Payment (as defined in the Series A-1 and Series A-2 Certificate of Designation) and the Company has the right to redeem all (but not less than all) of the outstanding shares of Series A-1 Preferred Stock at any time after the initial issue date at a price equal to the aggregate Series A-1 Preference Payment.

The Series A-2 Preferred Stock are convertible at any time from the issuance date. The Series A-2 Preferred Stock are redeemable at the holders’ option at any time during the period beginning on the fifth anniversary of the initial issue date and ending on the seventh anniversary of the initial issue date, or immediately upon the occurrence of a liquidation event at a price equal to the Series A-2 Preference Payment as of the close of business on the last day of the last fiscal quarter then ended immediately preceding such date. The Series A-2 Preference Payment (the “Series A-2 Preference Payment”) is equal to the quotient of (i) the greatest of (A) the fair market value of the Company, (B) the Threshold TCF as defined in the Series A-1 and Series A-2 Certificate of Designation, Preferences and Rights and (C) 200% of the aggregate dollar amount of consideration actually paid by all of the Fir Tree Investors to the Company in consideration of the Series A-1 Preferred Stock and Series A-2 Preferred Stock issued to the Fir Tree Investors, divided by (ii) the number of shares of Common Stock on a fully diluted basis as of the close of business on the last day of the last fiscal quarter that ended immediately preceding such date.

The Series A-1 Preferred Stock and Series A-2 Preferred Stock were issued pursuant to the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”).

On August 1, 2013, we issued 120,000 shares of Common Stock in settlement of accounts payable due to CRG. CRG is a non-U.S person and such issuance was made in reliance upon the exemption from securities registration under Regulation S of the Securities Act.

During the first quarter of 2013, we issued an aggregate of 761,125 shares of common stock at a price of $2.00 per share for cash proceeds of $1.4 million, net of equity issuance costs of $0.2 million. In addition, we issued an aggregate of 1,500 shares of common stock as payment of equity issuance costs. The aforementioned stock issuance were made by the Company in reliance upon the exemptions from securities registration provided by Regulation S and Regulation D of the Securities Act.

On July 25, 2012, the Board of Directors approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Series B Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible into our Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to our Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share.  As of the date of filing of this Report, all of the shares of Series B Preferred Stock have been issued by us only to non-U.S. persons.  The issuances of the securities were made by us in reliance upon the exemption from registration provided by Regulation S of the Securities Act. During the year ended December 31, 2013, the Company issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million. At December 31, 2013, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. The Company does not expect to issue any additional Series B Preferred Stock in the future.

On June 27, 2012, we converted an aggregate of $2.2 million in liabilities to Common Stock at the request of two of our creditors. ENEX Group Management SA (“ENEX”), a related party, converted $2.0 million of promissory notes issued by the Company, between August 2011 and May 2012. The converted amount, which included interest of $30 thousand, was converted at a conversion price rate of $3.00 per share into 660,226 shares of our restricted Common Stock.  Following the conversion of the loans from ENEX, we had two promissory notes, convertible at a conversion price of $3.00 per share, due and payable to ENEX, which were issued in connection with loans made to us in June of 2012, for an aggregate of $0.8 million, which bore interest at the rate of 4% per annum. On March 31, 2013, a receivable balance that was due from ENEX in the amount of $0.1 million was offset against these notes. On April 30, 2013, we entered into an amendment to modify the conversion price from $3.00 per share to $2.00 per share. Simultaneously, the amount of the note, and together with the related accrued and unpaid interest of approximately $27 thousand were converted into 363,567 shares of our common stock. Sebastien Koechli, the former Chairman of our Board of Directors also served as a Director of ENEX.  Mr. Koechli did not participate in any deliberations or decisions regarding the loans received from ENEX or the conversion of ENEX loans into shares of our Common Stock.

As of the event date of the ENEX conversions, CRG requested that $241,935 of accounts due and payable by us to CRG for consulting fees from June of 2011 through March 31, 2012 be converted into shares of our Common Stock.  Such fees were converted at a rate of $3.00 per share into 80,645 shares of our restricted Common Stock.  All of the aforementioned creditors are non-U.S. persons and these conversions were undertaken by us in reliance upon the exemption from securities registration under Regulation S of the Securities Act.

On May 2, 2012, we issued 232,450 shares of the Common Stock to a total of thirty-four subscribers in exchange for total consideration of $0.4 million.  All of the aforementioned stock issuance transactions were subscribed by non-U.S. persons and were undertaken by the Company in reliance upon the exemption from securities registration under Regulation S of the Securities Act.

Dividends

To date, we have not declared or paid any cash dividends on our Common Stock and we do not anticipate doing so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, the Board will have the discretion to declare and pay dividends in the future. In addition, pursuant to the Company’s Credit Facility with Macquarie, the Company’s subsidiary CIG Comp Tower, the borrower under the Credit Facility, may not use funds under the Credit Facility for the payment of any dividends to the holders of the Company’s equity securities.

Payment of dividends in the future will depend upon the level of our earnings, capital requirements, and other factors, which our Board may deem relevant.

On December 18, 2013, the Company issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 5,362.46 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 444,494 shares of Series A-2 Preferred stock to the Fir Tree Investors. On December 31, 2013, we issued to the Fir Tree Investors in lieu of cash dividends 8,261.08 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 764,288 shares of Series A-2 Preferred stock to the Fir Tree Investors.

We anticipate the future dividends owed to the Fir Tree Investors will be paid in Series A-1 Preferred Stock and Series A-2 Preferred Stock instead of cash.

In connection with the issuance of the Series B Preferred Stock, dividends to the holders of Series B Preferred Stock are paid at the rate of 6% per annum based upon the stated value of $3.00 per share within 20 business days after each of December 31 and June 30 of each year, following declaration of the dividends by the Board. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us. As of December 31, 2013, we had 1,680,492 shares of Series B Preferred Stock outstanding. On January 16, 2013 and July 16, 2013, and upon declaration by the Board of Directors, we paid the dividends accrued on the Series B through December 31, 2012 and June 30, 2013 for $18,149 (declared in 2012) and $90,893 (declared in 2013), respectively. The dividends for the period from July 1, 2013 through December 31, 2013 were declared by the Board on January 14, 2014 (see Note 16 in our consolidated financial statements included elsewhere in this Report).

Effective November 28, 2012, the Board of Directors of the Company made a determination not to issue any additional shares of the Series A 4% Preferred Stock.  On July 26, 2013, the Company filed a Withdrawal of Designation with the Nevada Secretary of State terminating the Series A 4% Preferred Stock.

Securities Authorized or Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	n/a	-
Equity compensation plans not approved by security holders	-	n/a	1,000,000
Total	-	n/a	1,000,000

On January 23, 2013, the Company’s Board of Directors approved the Company’s 2013 Stock Option Plan.  As of December 31, 2013, there were no options outstanding pursuant to the Company’s 2013 Stock Option Plan.  Subsequent to the period covered by this Report, the Company’s Compensation Committee terminated the 2013 Stock Option Plan and there were no outstanding options as of the date of termination. In addition, on January 29, 2014, the Company’s Compensation Committee approved the 2014 Equity Incentive Plan (as described in Item 11 below) and issued Restricted Stock awards thereunder, in each case as described therein.

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

The following provides some highlights regarding our site rental business as of December 31, 2013:

➢	We own 159 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 23 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

➢	Approximately 90% of our revenues are derived from site rental revenues of our communication towers.

➢	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

We were incorporated in the State of Nevada in February 2008 and are headquartered in Atlanta, Georgia. Our Common Stock is currently traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through our subsidiaries. Our wholly-owned subsidiaries are “Communications Infrastructure Group, LLC (“CIG, LLC”)”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, “CIG Comp Tower, LLC”, “Specialty Towers Management, LLC” and “CIG Solutions, LLC”.   Specialty Towers Management, LLC and CIG Solutions, LLC serve as managers to the Company’s other subsidiaries.

Currently, we manage certain towers that are owned by two related parties. We have acted as the exclusive agent of these related parties and managed the tower sites in accordance with all outstanding tower site leases, easements, other applicable agreements, and applicable law and industry standards. We receive a monthly flat fee per tower and a variable lease-up fee from the related parties for the performance of the tower site management services. Each tower management agreement is governed under the laws of the State of Georgia. On June 30, 2012, all but three of these tower management agreements terminated, pursuant to which the various related parties received Class A membership interests in CIG, LLC. We continue to receive the monthly fees related to the remaining three agreements that are still in effect as of December 31, 2013.

Our tenants lease space on our communication site infrastructures, where they install and maintain their individual communication network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes, insurance, utilities, repairs and maintenance.

Our portfolio of towers consists of towers that are either acquired on the open market or built through the successful awarding to the Company of carrier tower projects. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our tenants include large national wireless carriers that operate national or regional networks including AT&T, Sprint, Verizon Wireless and T-Mobile, and governmental or public entities and utility companies. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates of up to 4% per year, including the renewal periods.

Operating costs

Cost of site leasing revenue primarily consists of straight-lined site rental payments for ground, property taxes, site maintenance, insurance, utilities, and monitoring costs. Other operating costs include lease costs related to our headquarters; compensation of executives and employees and legal, accounting and administrative costs.

Results of operations

The following table represents a comparison of our results of operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Operating revenue:
Rent revenue	$3,174,636	$1,825,847
Management fees to related parties	222,200	106,909
Service revenue	112,208	74,790
Total operating revenue	3,509,044	2,007,546
Operating expenses
Cost of operations:
Site rental	1,219,288	756,253
Other site-related costs	910,924	601,438
General and administrative expenses	6,376,395	8,001,821
Shared services from related parties	266,118	548,116
Depreciation, amortization and accretion expense	2,495,066	1,215,759
Impairment loss	457,409	-
Loss on sale of fixed assets	-	6,758
Total operating expenses	11,725,200	11,130,145
Loss from operations	(8,216,156)	(9,122,599)
Other (expenses) income
Interest expense	(1,609,896)	(804,284)
Interest expense from related parties	(20,575)	-
Gain on extinguishment of accounts payable	78,000	-
Loss on extinguishment of long-term subordinated obligations to related parties	-	(747,124)
Losses allocated to related party investors	37,118	1,680,766
Losses on modification of non-controlling interest	(2,687,743)	(781,858)
Gain on change in fair value of derivatives	200,659	-
Bargain purchase gain	-	868,929
Total other (expenses) income	(4,002,437)	216,429
Net loss	(12,218,593)	(8,906,170)
Losses attributable to non-controlling interest	3,237,788	1,200,823
Net loss attributable to CIG Wireless Corp.	(8,980,805)	(7,705,347)
Accretion of preferred stock to redemption values	(1,818,779)	-
Preferred stock dividends	(1,648,786)	(18,149)
Net loss attributable to common stockholders	$(12,448,370)	$(7,723,496)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.38)
Weighted average common shares outstanding, basic and diluted	25,298,861	20,300,934

Revenues

For the year ended December 31, 2013, total revenue was approximately $3.5 million, which was an increase of $1.5 million or 75% from $2.0 million as compared to the same period in the previous year. Rent revenue was $3.2 million for the year ended December 31, 2013 compared to $1.8 million in the previous year. The increase was primarily due to the acquisitions completed during 2013 and growth in rent revenue resulting from the addition of new tenants on existing communication towers. During 2013, we generated $1.1 million in revenues resulting from the acquisitions completed during 2013. Excluding acquisitions, revenues for 2013 increased by $0.3 million or 16.7% compared to the prior year resulting from new or amendments of lease agreements on our existing tower sites. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site Rental Costs

For the year ended December 31, 2013, site rental costs were approximately $1.2 million, which was an increase of approximately $0.4 million or 50% from $0.8 million in the same period in the previous year. The increase was primarily due to the increase in our tower portfolio in 2013.  The increase in rental costs is consistent with the increase in rent revenues between the two periods. Site rental costs for the towers related to the 2013 acquisitions were $0.4 million during the year ended December 31, 2013. We continue to monitor our direct costs in an effort to increase our tower operating margins.

Other Site-Related Costs

For the year ended December 31, 2013, other site-related costs were $0.9 million, which was an increase of approximately $0.3 million or 50% from $0.6 million during the same period in the prior year. The increase in site related costs is due to adding more towers through the acquisitions and construction of towers completed during 2013. Acquiring and constructing new towers result in incurring additional site-related costs such as insurance, property taxes and utilities.

General and Administrative Expenses

For the year ended December 31, 2013, general and administrative expenses totaled $6.4 million which was a decrease of $1.6 million as compared to $8.0 million in the same period in the previous year. We recorded a reversal of $0.3 million related to stock-based compensation in the year ended December 31, 2013 due to the net result of stock compensation expense of $0.5 million recorded during the year and the reversal of $0.8 million of stock compensation due to forfeitures of stock options pursuant to cancellation of all stock grants on August 1, 2013. Stock compensation expense for the year ended December 31, 2012 was $2.2 million. In addition, during the year ended December 31, 2013, we incurred $1.7 million in acquisition costs in connection with the acquisitions completed during 2013.

Shared Services from Related Parties

For the year ended December 31, 2013, shared services from related parties totaled $0.3 million, which was a decrease of approximately $0.2 million compared to the same period of the prior year. The decrease is primarily the result of certain expenses incurred in 2012 which did not reoccur in 2013 as a result of acquiring during 2013 the equipment and furniture that was shared with the related parties. Shared services for the year ended December 31, 2013 mainly consist of office rent of our corporate offices. Shared services for the year 2012 included overhead, administrative and office lease expenses and are allocated on a pro rata basis based on headcount.

Depreciation, Amortization and Accretion Expense

For the year ended December 31, 2013, depreciation, amortization and accretion expense totaled $2.5 million, which was an increase of $1.3 million from the expense of $1.2 million in the same period of the prior year. The increase is mainly related to the depreciation of property, equipment and software, the amortization of intangible assets and the accretion related to the asset retirements obligation related to 92 towers added through the acquisitions completed during 2013.

Impairment Loss

At December 31, 2013, we recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.5 million. There was no impairment loss recorded in the year ended December 31, 2012.

Interest Expense

For the year ended December 31, 2013, interest expense totaled $1.6 million compared to $0.8 million in the prior year. Interest expense included interest incurred on our indebtedness in addition to amortization of debt discounts and deferred financing costs. The increase in interest expense is related to the increase in our outstanding balance under the Credit Facility. At December 31, 2013, our outstanding balance under the Credit Facility was $25.5 million compared to $10.0 million at December 31, 2012. Interest expense to related parties for the year ended December 31, 2013 was approximately $21 thousand and was related to notes payable to related parties

Losses Allocated to Related Party Investors

For the year ended December 31, 2013, we allocated $37 thousand of losses to the related party investors compared to $1.7 million in the same period of the previous year. The losses recorded in the year ended December 31, 2013 were related to one related party investor who did not convert its debt during the restructuring that was completed on June 30, 2012, as amended. The five remaining related party investors converted their debt into Class A interests in our subsidiary, CIG, LLC on June 30, 2012. The $1.7 million recorded in losses allocated to related party investors in 2012 was related to all of the six related party investors.

Bargain Purchase Gain

For the year ended December 31, 2012, we recorded in our statement of operations a bargain purchase gain of $0.9 million related to the acquisition of Towers of Texas completed on September 7, 2012. This gain represented the excess of fair value of net assets acquired over the acquisition consideration.

Gain from Extinguishment of Liabilities

On August, 1, 2013, we issued 120,000 shares of Common Stock to CRG Finance to settle outstanding liabilities in the amount of $120 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

Losses on Extinguishment of Long-Term Subordinated Obligations to Related Parties

During the year ended December 31, 2012, and in connection with the conversion of long-term subordinated obligation into Class A interests in our subsidiary, CIG, LLC, we recorded a loss on extinguishment of liabilities of $0.7 million. The loss is related to the difference between the fair value of the Class A interests and the carrying value of the converted subordinated obligation completed on June 30, 2012.

Losses Allocated to Non-Controlling Interest

For the year ended December 31, 2013, we recorded approximately $3.2 million in losses allocated to the non-controlling interest compared to $1.2 million in the same period of the prior year. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed on June 30, 2012, as amended.

Losses on Modification of Non-Controlling Interest

In connection with the amendment of the Amended and Restated Limited Liability Company agreement of CIG, LLC effective on August 1, 2013 (“Amendment No. 3”), we recorded a loss on modification of non-controlling interest of $2.7 million in our statement of operations for the year ended December 31, 2013. The loss is due to the modification of the conversion terms in the Amendment and represents the incremental increase in the fair value of the modified Class A Interests. Previously, the Restructuring and the Amended and Restated Limited Liability Company Agreement of CIG, LLC was amended effective on December 31, 2012 (“Amendment No. 1”) and subsequently as of December 31, 2012 (“Amendment No. 2”). As a result, we recorded a loss of $0.8 million in our statement of operations for the year ended December 31, 2012 under loss on modification of non-controlling interest. The loss was the result of the modification of the conversion terms in Amendment No. 2 and represented the incremental increase in the fair value of the modified Class A Interests.

Gain on Change in fair value of derivatives

During the year ended December 31, 2013, we recorded a gain of $0.2 million resulting from the change in the fair value of the derivative liability related to the embedded conversion feature related to the Series A-2 Preferred Stock issued during 2013. We did not have any derivatives in the year ended December 31, 2012.

Net Loss

For the year ended December 31, 2013, net loss was $12.2 million as compared to net loss of $8.9 million in the previous year. The change was the result of the costs mentioned above incurred in connection with the various acquisitions we had during the year 2013 and increase in our interest expense related to our indebtedness and the modification of the non-controlling interests partially offset by the decrease in stock compensation expense incurred during 2013 compared to the year 2012.

Liquidity and Capital Resources

The following table represents our cash flows for the year ended December 31, 2013 to the year ended December 31, 2012:

	Year Ended December 31,
	2013	2012

Net cash used in operating activities	$(5,743,816)	$(5,492,182)
Net cash used in investing activities	(48,727,899)	(5,042,882)
Net cash provided by financing activities	54,644,230	11,364,707
Net increase in cash	172,515	829,643
Cash and cash equivalents, at beginning of period	2,356,769	1,527,126
Cash and cash equivalents, at end of period	$2,529,284	$2,356,769

Overview

As of December 31, 2013, the balance of our cash and cash equivalents was $2.5 million compared to $2.4 million as of December 31, 2012. We believe that our cash and cash equivalents at December 31, 2013 along with available funds under our Credit Facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was $5.7 million during the year ended December 31, 2013 compared to $5.5 million during the prior year. The increase was mainly the result of the impact of the costs incurred in connection with the acquisitions completed during year 2013 partially offset by an increase in operating margins due to the acquisitions and organic growth in our portfolio of towers. We incurred $1.7 million in acquisition costs during year 2013.

Cash Flows from Investing Activities

Our cash used in investing activities was $48.7 million during the year ended December 31, 2013 and mainly consists of payments of $3.2 million related to the purchase and construction of towers and $45.0 million related to acquisitions consummated during 2013 in addition to a $0.5 million increase in restricted cash resulting from the increase in the interest reserve account required to maintain under the Credit Facility.

For the year ended December 31, 2012, net cash used in investing activities was $5.0 million which mainly consists of payments of $1.2 million related to the purchase and construction of towers and $3.5 million related to acquisition of Towers of Texas consummated during 2012 in addition to a $0.3 million increase in restricted cash resulting from the interest reserve account the Company is required to maintain under the Credit Facility.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2013 was $54.6 million mainly consisting of a) net proceeds of $15.1 million obtained through borrowings under the Credit Facility; b) proceeds of $1.4 million from the sale and issuance of 761,125 shares of Common Stock; c) proceeds of $2.7 million from the issuance of 1,053,777 shares of Series B Preferred Stock; and d) net proceeds of $36.8 million from the sale and issuance of Series A-1 and Series A-2 Preferred Stock partially offset by i) dividend payments of $91 thousand on Series B Preferred Stock; ii) payments of $53 thousand of debt issuance costs; iii) $0.2 million for payment of debt issuance costs accrued in 2012; iv) payments of $73 thousand on equity issuance costs for conversion of notes payable to Common Stock; v) payment on notes payable to CRG  and vi) payments of $0.8 million on notes payable to related parties.

For the year ended December 31, 2012, net cash provided by financing activities was $11.4 million consisting of proceeds of a) proceeds of $9.2 million from borrowings under the Credit Facility; b) proceeds of $1.7 million from convertible notes to a related party; c) net proceeds of $0.4 million from issuance of 232,450 shares of Common Stock; and $1.6 million obtained through the issuance of $626,715 shares of Preferred Stock, partially offset by i) payments of $0.2 million in debt issuance costs; ii) payments of  $0.1 million in debt issuance costs for conversion of debt to related party; iii) payments of $0.4 million on notes payable to related party; iv) cash distributions of $0.2 million to related party and v) payments of $0.7 million as advances to related parties investors.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the years ended December 31 2013 and 2012:

	Year Ended December 31,
	2013	2012
Noncash investing and financing Activities:
Asset retirement obligations	$28,287	$186,190
Debt discounts due to beneficial conversion features	-	336,667
Conversion of long-term subordinated obligations to notes payable	-	1,300,250
Non-controlling interest due to restructuring	-	10,680,356
Related party receivable used to pay related party convertible note	100,000	-
Common Stock issued for conversion on related party convertible note payable	700,000	1,950,000
Common Stock issued for accrued interest on related party convertible note payable	27,133	30,678
Common Stock issued for conversion of liabilities	42,000	241,935
Accrual for debt issuance costs	-	31,737
Accrual for deferred financing costs	-	200,000
Accrual for Series B preferred stock dividends declared	-	18,149
Equity issuance costs paid with common stock	3,000	-
Accretion of preferred stock to redemption values	1,818,779	-
Dividends on Series A-2 Preferred Stock	1,405,433	-
Derivative liability	5,498,383	-
Common stock issued for acquisition of business	3,050,250	-

During 2013, and in connection with eight communication towers out of the nine towers acquired from Cleartalk that did not qualify as a business, we recorded a liability of $28 thousand as asset retirement obligations. During 2012, we recorded $0.2 million in asset retirement obligations related to asset acquisitions and capitalization of constructed towers.

During the year ended December 31, 2013, we applied a $100,000 receivable balance due from ENEX to the convertible notes outstanding that were due to ENEX. As a result, the outstanding principal balance of the notes was $700,000 as of March 31, 2013. On April 30, 2013, the conversion price related to these notes was modified from $3.00 per share to $2.00 per share. Simultaneously, the outstanding balance of the notes of $700,000 and the related accrued and unpaid interest of $27,133 was converted into 363,567 shares of our Common Stock.

On August 1, 2013, we converted an accounts payable balance of $120,000 to CRG into 120,000 shares of Common Stock. The fair value of the shares of Common Stock issued was $42,000.

In connection with the Common Stock issued for cash during 2013, we issued in the second quarter 1,500 shares of Common Stock for equity issuance costs.

During the fourth quarter of 2013, we issued dividends to the investors of Series A-1 Preferred Stock in the amount of $1.4 million in the form of shares. The Series A-1 investors received 13,623.54 shares of Series A-1 Preferred Stock. In connection with the issuance and the terms of the Series A-1 and Series A-2 Preferred Stock, we issued 1,208,782 shares of Series A-2 Preferred Stock.

During the year ended December 31, 2013, we recorded accretion of preferred stock to its redemption value of $1.8 million related to the Series A-1 and Series A-2 Preferred Stock. At December 31, 2013, there were 423,330.54 shares of Series A-1 Preferred Stock and 35,645,626 shares of Series A-2 Preferred Stock. At December 31, 2013, the Company calculated the redemption values of the Series A-1 and Series A-2 Preferred Stock at $42,333,054 and $36,745,230, respectively.

In connection with the issuance of Series A-2 Preferred Stock during 2013, we recorded $5.5 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

As part of the consideration of the purchase price of the Liberty acquisition, the Company issued 8,715,000 shares of the Common Stock to Liberty’s investors and recorded the shares of Common Stock at their fair value of $3.0 million. The shares of Common Stock contain a put option whereby the Company is required to purchase the shares at the holders’ option if certain conditions are met as disclosed in the rights agreement entered into with Liberty’s investors on August 1, 2013.

In connection with the conversion of the long-term subordinated obligations due to the following related party investors, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, we issued respectively three notes payable to these investors in the amount of $0.8 million, $0.4 million and $0.1 million maturing each on January 31, 2014, as amended. In addition, $10.7 million of the long-term subordinated obligations due to these related party investors were converted into three preferred Class A Membership Interests in CIG, LLC: Class A-IT2, Class A-IT5 and Class A-IT9. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum. As of December 31, 2013, the outstanding balances of the notes were $92,196, $49,872 and $8,181. On January 31, 2014, we paid off these balances along with the accrued and unpaid interest.

During the year ended December 31, 2012, we borrowed loans from ENEX in the amount of $1.7 million at an annual interest of 4%, which were convertible into Common Stock at $3.00 per share. The loans were due thirty days upon demand and were secured by our assets. In connection with the convertible loans, we recorded debt discounts of $0.3 million due to beneficial conversion features. On June 27, 2012, approximately $2.0 million of the outstanding loans to ENEX along with the related accrued and unpaid interest were converted into 660,226 shares of Common Stock.

In addition, in 2012, $0.2 million of accounts payable balances due to CRG Finance were converted into 80,645 shares of Common Stock.

Credit Facility

On September 7, 2012, our Company, through our subsidiary CIG Comp Tower, LLC (“Comp Tower” or the “Borrower”), closed the Credit Facility with Macquarie.  The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC (“CIG Properties” or the “Guarantor”).  Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility.  The Credit Agreement, dated as of August 17, 2012, was made by and among the Borrower, the lenders who are from time-to-time party thereto, and Macquarie (the “Credit Agreement”); the Security Agreement, dated as of September 7, 2012, by and among the Borrower and the Guarantor, and Macquarie (the “Security Agreement”), and the Guaranty, dated as of September 7, 2012, by the Guarantor in favor of Macquarie (the “Guaranty”).  The maturity date for repayment of all draws on the Credit Facility is September 6, 2017. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. The Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that the Borrower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

On August 2, 2013, we borrowed under the Credit Facility an additional $10.0 million. The proceeds were used for the Liberty and STAR acquisitions completed on August 2, 2013 discussed under Note 3 in our consolidated financial statements included elsewhere in this Report. In connection with this transaction, we paid $0.3 million in debt issuance costs. In addition, ENEX, a related party, received $50 thousand in fees associated with the increase in the borrowings and the amount is included under deferred financing costs in the consolidated balance sheet as of December 31, 2013.

During the last quarter of the year ended December 31, 2013, we borrowed an additional $5.5 million under the Credit Facility. The proceeds were used to fund our operations and construction projects as well as acquisitions completed in the fourth quarter of 2013.

As of December 31, 2013, the Company had an outstanding balance of $25.5 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $1.0 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related effective interest rate as of December 31, 2013 was 10.22%. As of December 31, 2013, the Company has available $4.5 million to draw under the credit facility. The debt discounts and the deferred financing costs are amortized over the term of the loan using the effective interest method.

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

The Credit Facility Agreement contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. We expect to satisfy our cash requirements for working capital, acquisitions and construction of new towers through equity financing and funds available through the Credit Facility.

Series A-1 and Series A-2 Preferred Stock

On August 2, 2013, we issued 349,707 shares of newly created Series A-1 Preferred Stock and 29,297,652 shares of newly created Series A-2 Preferred Stock. In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the Liberty and STAR acquisitions completed in August 2013. On December 18, 2013, we issued 60,000 shares of Series A-1 Preferred Stock and 5,139,192 shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of $6.0 million in proceeds which were used primarily to fund the fourteen towers acquired in December 2013.

The Series A-1 and Series A-2 Certificate of Designation, setting forth the preferences and rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock was filed by the Company with the Nevada Secretary of State on August 1, 2013 and filed as an exhibit to Form 8-K filed with the SEC on August 7, 2013.

The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock, the Common Stock and the Class A Interests, and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors. The Series A-2 Preferred Stock ranks with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, (a) junior to the Series A-1 Preferred Stock, (b) senior to the Series B Preferred Stock, the Common Stock, the Class A Interests and all other now or subsequently existing classes and series of capital stock of the Company and (c) except for the Series A-1 Preferred Stock, senior to any other equity or equity-linked securities unless approved by the Fir Tree Investors.

The preferences of each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, are equal to the preferences of every other share of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively.

The holders of Series A-1 Preferred Stock are entitled to receive cumulative dividends quarterly in arrears at a rate, based on the Series A-1 Stated Value of (a) 9% per annum, or upon the occurrence of an event of default 15% per annum, for each of the first three one-year periods commencing on the date of issuance of such Series A-1 Preferred Stock by the Company, (b) 11% per annum, or in the event of default 17% per annum, for the one-year period commencing on the third anniversary of the initial issue date and (c) 13% per annum, or in the event of default 19% per annum, for the one-year period commencing on the fourth anniversary of the initial issue date. The dividends are payable in cash or through issuance of an equivalent number of shares of Series A-1 Preferred Stock. The holders of Series A-2 Preferred Stock are not entitled to receive dividends, except that the Series A-2 Preferred Stock shall participate in dividends on the Common Stock on an as-converted basis.

The Series A-1 Preferred Stock are redeemable at the holders’ option at any time after the earlier to occur of the fifth anniversary of the initial issue date, and the occurrence of an Event of Default, at a price equal to the aggregate Series A-1 Preference Payment as defined in the Series A-1 and Series A-2 Certificate of Designation and the Company has the right to redeem all (but not less than all) of the outstanding shares of Series A-1 Preferred Stock at any time after the initial issue date at a price equal to the aggregate Series A-1 Preference Payment.

The Series A-2 Preferred Stock are convertible at any time from the issuance date. The Series A-2 Preferred Stock are redeemable at the holders’ option at any time during the period beginning on the fifth anniversary of the initial issue date and ending on the seventh anniversary of the initial issue date, or immediately upon the occurrence of a liquidation event at a price equal to the Series A-2 Preference Payment as of the close of business on the last day of the last fiscal quarter then ended immediately preceding such date. The Series A-2 Preference Payment is equal to the quotient of (i) the greatest of (A) the fair market value of the Company, (B) the Threshold TCF as defined in the Series A-1 and Series A-2 Certificate of Designation and (C) 200% of the aggregate dollar amount of consideration actually paid by all of the Fir Tree Investors to the Company in consideration of the Series A-1 Preferred Stock and Series A-2 Preferred Stock issued to the Fir Tree Investors, divided by (ii) the number of shares of Common Stock on a fully diluted basis as of the close of business on the last day of the last fiscal quarter that ended immediately preceding such date.

The holders of the Series A-1 Preferred Stock are entitled to receive additional shares of Series A-2 Preferred Stock upon the occurrence of certain events. If the Final LQA TCF, as defined in the Purchase Agreement  is less than $1,700,000 per annum, if the total building cost for certain towers exceeds $4,300,000 and upon the occurrence of any other accretion on the Series A-1 Preferred Stock (including the issuance of any Series A-1 Preferred Dividends), then the Company will issue to the holders of the Series A-1 Preferred Stock an aggregate number of shares of Series A-2 Preferred Stock which would then be convertible into 1.36% of the Common Stock on a fully diluted basis for each $1,000,000 of the Aggregate A-1 Adjustment Amount, the Aggregate Additional A-1 Adjustment Amount and any accretion on the Series A-1 Preferred Stock, in each case, prorated for any portion of, or partial amount over, such $1,000,000 increment. The Fir Tree Investors are also entitled to receive shares of Series A-2 Preferred Stock upon each conversion of the Class A Interests into Common Stock, based on their then current pro rata ownership percentage of the fully diluted shares. For additional details on the terms of this provision, refer to the Purchase Agreement filed as an Exhibit on Form 8-K with the SEC on August 7, 2013.

On December 18, 2013, we issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 5,362.46 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 444,494 shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. The Company recorded the fair value of the 5,362.46 shares of Series A-1 Preferred Stock and 444,494 shares of Series A-2 Preferred Stock at $0.4 million and $0.2 million. On December 31, 2013, we issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 8,261.08 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 764,288 shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. We recorded the fair value of the 8,261.08 shares of Series A-1 Preferred Stock and 764,288 shares of Series A-2 Preferred Stock at $0.6 million and $0.3 million, respectively.

Series B 6% Convertible Redeemable Preferred Stock

On July 25, 2012, we designated Series B Preferred Stock from our authorized preferred stock.  On August 14, 2012, the Series B Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock.  The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share.  The Series B Preferred Stock has a dividend rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share.  During the year ended December 31, 2013, we issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million. During the year ended December 31, 2012, the Company issued an aggregate of 626,715 shares of the Series B Preferred Stock for cash proceeds of $1.6 million, net of issuance costs of $0.3 million. At December 31, 2013, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. We do not expect to issue any additional Series B Preferred Stock in the future.

On January 16, 2013 and July 16, 2013, we paid the dividends accrued on the Series B through December 31, 2012 and June 30, 2013 for $18,149 (declared in 2012) and $90,893 (declared in 2013), respectively. The dividends for the period from July 1, 2013 through December 31, 2013 were declared by the Board on January 14, 2014.

Series A 4% Preferred Stock

Effective November 28, 2012, the Board of Directors of the Company made a determination not to issue any additional shares of the Series A 4% Preferred Stock. On July 26, 2013, the Company filed a Withdrawal of Designation with the Nevada Secretary of State terminating the Series A 4% Preferred Stock.

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

Restructuring

On June 30, 2012, we restructured the ownership of certain of our subsidiaries and our related party investor agreements (the “Restructuring”) intended to align our organization with our strategic plans and financing.

Prior to the Restructuring, title to a number of the wireless communications towers was held by CIG, LLC. However, profit participation rights in the towers (the “Profit Participation”) was separately reserved to related party investment funds domiciled in the Republic of Germany: InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG, and BAC Infratrust Premium Neun & Co. KG (collectively, the “Funds”). The respective Profit Participation rights were previously set forth in three separate Atypical Silent Partnership Agreements with CIG, LLC (the “ASPs”).

The Restructuring was required and requested by the manager of the Funds in order to provide a more conventional legal structure for the ownership of our towers, while maintaining substantially the same economic rights for the Funds as derived from the towers. Pursuant to the Restructuring, the Funds will now derive their economic rights in the towers through preferred Class A Membership Interests of CIG, LLC, as further described below.

In 2011, the Funds were dual chartered as limited partnerships in the State of Georgia (collectively, the “Georgia LPs”). The Georgia LPs are controlled and owned by the Funds, as follows: Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP corresponding to InfraTrust Zwei GmbH & Co. KG, Infratrust Fünf GmbH & Co. KG and BAC Infratrust Premium Neun & Co. KG, respectively.

The CIG, LLC Amended and Restated Operating Agreement, dated June 30, 2012, (the “CIG, LLC A&R Operating Agreement”) provides for three preferred Class A Membership Interests of CIG, LLC: Class A-IT2, Class A-IT5 and Class A-IT9, issued to Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, respectively.

At the closing of the Restructuring, the ASPs were assigned and transferred from the Funds to the corresponding Georgia LPs in connection with the exchange for the Class A Membership Interests of CIG, LLC. CIG, LLC issued each Georgia LP preferred Class A Membership Interests to replicate the Profit Participation rights previously held through the respective ASPs prior to the Restructuring. The ASPs terminated upon effectiveness of the exchange for Class A Interests.

The CIG, LLC A&R Operating Agreement also provides for a class of management membership interests (the “Management Interests”), which were issued to CIG Towers, LLC, our subsidiary. CIG, LLC will be managed by another subsidiary, CIG Solutions, LLC (“CIG Solutions”), as manager. Management of CIG, LLC remains subject to unanimous consent of the Class A Interests for certain Company actions. As manager, CIG Solutions will receive a management fee of 1% of the capital contributions made by the holders of the Class A-IT2 Interests and Class A-IT9 Interests plus any related party loans and a broker fee of 5% of the gross value of new towers attributable to the Class A-IT5 Interests plus any related party loans. The capital contributions are defined by the value of the tower assets previously underlying the respective ASPs exchanged for the Class A Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to Compartment IT2, LP by CIG, LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

1)	20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG, LLC and its wholly-owned subsidiaries have not generated net income); then

2)	80% to the holders of the Class A-IT2 Interests and 20% to the holders of the Management Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to Compartment IT5, LP by CIG, LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)	20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG, LLC and its wholly-owned subsidiaries have not generated net income); then

2)	80% to the holders of the Class A-IT5 Interests and 20% to the holders of the Management Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to Compartment IT9, LP by CIG, LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)	10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG, LLC and its wholly-owned subsidiaries have not generated net income); then

2)	80% to the holders of the Class A-IT9 Interests and 20% to the holders of the Management Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to the holder of the Management Interests as per above and also from all other funds available for distribution which are: (i) not related to the respective communication towers attributable to the Class A Interests; and (ii) not related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of the towers attributable to Class A Interests. Funds available for distribution are determined by reference to revenues less expenses, subject to customary accounting adjustments and reserves.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, in the event of a liquidation of CIG, LLC, the holders of each of the Class A Interests will receive the net proceeds from the liquidation of the corresponding communication towers and related assets contributed by the respective Georgia LPs to CIG, LLC.

At the discretion of the Funds’ manager, the Class A Interests are convertible into shares of Common Stock. The conversion rights of the holders of the Class A Interests may only be exercised in full, provided, however, that each of IT2, IT5 and IT9 will have the right, exercisable during each 90 day period, to convert their respective CIG, LLC Class A Interests to Common Stock in an amount up to 1% of the total issued and outstanding shares of Common Stock.

The Class A Interests may not convert into the number of shares of Common Stock that exceed the number of authorized shares of Common Stock, less the number of issued and outstanding shares of Common Stock, less the number of shares of Common Stock issuable under all our other outstanding convertible instruments, and also less any of our other obligations to issue shares of Common Stock.

On December 31, 2012, we entered into Amendment No. 1 and Amendment No. 2, each of which modified the prices for conversion of the Class A Interests of CIG, LLC owned by the Compartments into our Common Stock. Amendment No. 2 set forth the conversion values at $11,518,900 for all the Compartments and the parties agreed that no future adjustments, charges or fees will be made to the conversion values of any Class A interests.

Amendment No. 2 also provides for the Compartments to retain certain performance preferences and liquidation preferences, and all other ordinary rights to dividends or distributions made by CIG, LLC, provided, however, any and all distributions of any nature or kind shall in the respective aggregate applicable to each of the Class A Interests not exceed the respective conversion value of such Class A Interests. Except with respect to the economic rights and preferences attributable to the conversion value, the Class A Interests will not have any other equity participation or liabilities with respect to any profits or losses of CIG, LLC.

Amendment No. 2 waives the twelve-month market stand-down condition set forth in the Operating Agreement to the extent shares of our Common Stock converted from Class A Interests become eligible for resale in reliance on Rule 144 promulgated under the Securities Act (“Rule 144”). Subject to customary exceptions, the Company has agreed to register such shares of our Common Stock converted from Class A Interests if for any reason Rule 144 is not available to the holders of Class A Interests following conversion.

In addition, effective August 1, 2013, Amendment No. 3 modifies the conversion price of the Class A interests from the maximum of $3.00 per share to a fixed conversion rate of $1.00 per share.

In connection with Amendment No. 3 and Amendment No. 2, we recorded a loss of $2.7 million and $0.8 million in our statement of operations during the years ended December 31, 2013 and 2012, respectively. The losses are due to the modification of the conversion terms in Amendment No. 2 and Amendment No. 3 and represent the incremental increases in the fair value of the Class A Interests.

Convertible Related Party Notes payable

On March 31, 2013, a receivable balance that was due from ENEX in the amount of $100,000 was offset against the notes outstanding owed to ENEX in the amount of $0.8 million. On April 30, 2013, the Company and ENEX executed an amendment of the conversion price of all the outstanding convertible notes from $3.00 per share to $2.00 per share. The Company and ENEX agreed to convert the notes and the related accrued and unpaid interest of $0.7 million and $27 thousand, respectively into 363,567 shares of Common Stock based on the amended conversion price. In connection with the transaction, the Company paid $73 thousand in equity issuance costs.

Other Third-Party Loans

As of December 31, 2012, we had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans are unsecured, and bear interest at 10% per annum. On May 16, 2013, we paid off the loans for $42,981 including the accrued and unpaid interest of $7,981.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013. These contractual obligations relate primarily to our outstanding borrowings and lease obligations for land interests under our towers over the term of the lease including option renewals. The debt maturities reflect contractual maturity dates and the related interest is calculated assuming a fixed interest rate through the maturity dates of debt obligations.

	Fiscal Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Credit facility	$-	$-	$-	$25,500,000	$-	$-	$25,500,000
Related-party notes payable	150,249	-	-	-	-	-	150,249
Future interest payments	2,197,604	2,197,604	2,197,604	1,499,188	-	-	8,092,000
Lease obligations	1,502,452	1,529,997	1,549,207	1,572,701	1,628,012	22,950,433	30,732,802
Total	$3,850,305	$3,727,601	$3,746,811	$28,571,889	$1,628,012	$22,950,433	$64,475,051

Critical Accounting Policies and Estimates

Our Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, depreciation and amortization expense, acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following list is not a comprehensive list of our critical accounting policies; however, we believe that they are necessary to provide an understanding of our financial condition and results of operations.

Principles of Consolidation and Fiscal Year End

On January 23, 2013, a decision to change our fiscal year end from September 30 to December 31 was approved by the Board. As such, we and our consolidated entities report on a 12-month accounting year that ends on the last day of December of each year. The consolidated financial statements included elsewhere in this Report include our financial statements and our wholly-owned subsidiaries for years ended December 31, 2013 and 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended December 31, 2013, approximately 61% of our revenues were derived from three tenants in the industry.

We evaluate periodically our accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. For the year ended December 31, 2013, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

We have certain customers that make up more than 10% of total revenues. During the year ended December 31, 2013, we had three customers each making up more than 10% of total revenue. The customers individually made up 30%, 19% and 12% of total revenues. During the year ended December 31, 2012, we had four customers each making up more than 10% of total revenue. The customers individually made up 28%, 16%, 13% and 11% of total revenues.

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

 Stock-Based Compensation

We account for stock-based compensation in accordance with Codification ASC 718, “Compensation, Stock Compensation” which requires us to recognize expense based on the fair value of our stock-based compensation awards. ASC 718 requires the use of a valuation model to calculate the fair value of the stock-based awards. We have elected to use the Black-Scholes options pricing model to determine the grant date fair value of stock option awards. We measure stock-based compensation based on the fair values of all stock-based awards on the dates of grant, and recognize stock-based compensation expense using the straight-line method over the vesting periods. Stock-based compensation expense was a net reversal of $0.3 million for the year ended December 31, 2013 resulting from recording an expense of $0.5 million during the period from January 1, 2013 through July 31, 2013 offset by a reversal of $0.8 million of stock compensation expense due to forfeiture of unvested stock options as a result of termination of all stock grants on August 1, 2013.

Cash and Cash Equivalents

We consider all highly liquid instruments, readily convertible to cash and have an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2013 and December 31, 2012.

Property, Equipment and Software

Property and equipment primarily consists of the telecommunication towers and is stated at cost for constructed towers or acquired as an asset acquisition or estimated fair values for towers acquired in a business acquisition. Costs incurred during the construction phase of the towers are capitalized. These costs include direct costs, labor and other indirect costs. Additions, renovations and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized and recorded in the consolidated statements of operations in the period the sale or retirement occurs. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. During the year ended December 31, 2013, we recorded an impairment loss of $0.5 million related to termination of certain construction in progress projects.

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

Intangible Assets

The Company classifies as intangible assets the estimated fair value of current leases in place at the acquisition date of the communication towers. Intangible assets also include the fair value of any existing easement. These intangibles are estimated to have a useful life consistent with the useful life of the related tower assets, which ranges typically between 15 and 20 years. For all intangible assets, amortization is calculated using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. During the year ended December 31, 2013, the Company recorded $0.6 million under goodwill as a result of the allocation of the purchase price between the various identifiable assets of the Liberty acquisition. The Company assessed its goodwill for impairment and determined that goodwill is not impaired at December 31, 2013.

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

For acquisitions that do not meet the criteria of a business acquisition, we allocate the Purchase Price to the value of the towers acquired. Costs incurred in acquiring assets that do not qualify as a business are capitalized as part of the value of the towers.

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

43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CIG Wireless Corp. and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of CIG Wireless Corp. and Subsidiaries (collectively, “the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIG Wireless Corp. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
March 31, 2014

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$2,529,284	$2,356,769
Accounts receivable	110,756	103,206
Accounts receivable from related parties	197,407	499,824
Prepaid expenses	420,707	156,771
Total current assets	3,258,154	3,116,570
Restricted cash	789,587	255,733
Property, equipment and software, net	57,288,544	22,945,036
Intangible assets	14,044,184	-
Goodwill	554,125	-
Long-term prepaid rent	569,872	268,941
Deferred rent assets	369,306	287,839
Deferred financing costs, net	361,528	378,242
Total assets	$77,235,300	$27,252,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,848,359	$1,319,396
Accounts payable due to related parties	43,144	264,359
Deferred revenue	685,423	369,322
Notes payable	-	35,000
Derivative liability	5,297,724	-
Convertible notes payable to related parties	-	800,000
Current portion of notes payable to related parties	150,249	800,000
Total current liabilities	8,024,899	3,588,077
Long-term deferred revenue	513,900	-
Deferred rent liabilities	655,050	432,511
Asset retirement obligations	1,397,424	820,594
Notes payable to related parties, net of current portion	-	150,249
Long-term subordinated obligation to related parties	654,616	678,612
Long-term debt, net of unamortized discounts	24,515,624	9,243,194
Total liabilities	35,761,513	14,913,237
Series A-1 redeemable preferred stock, 1,200,000 shares authorized, $0.00001 par value, 423,330 shares issued and outstanding	26,203,701	-
Series A-2 redeemable convertible preferred stock, 95,000,000 shares authorized, $0.00001 par value, 35,645,626 shares issued and outstanding	8,301,294	-
Redeemable common stock, $0.00001 par value; 8,715,000 shares issued and outstanding	3,050,250	-
Stockholders' Equity
Preferred stock, 100,000,000 shares authorized Series B 6% 2012 convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 1,680,492 and 626,715 issued and outstanding, respectively	17	6
Common stock, 100,000,000 shares authorized, $0.00001 par value; 21,986,123 and 20,739,931 issued and outstanding, respectively	220	208
Additional paid-in capital	13,272,057	8,846,707
Accumulated deficit	(19,812,222)	(7,516,312)
Total CIG Wireless Corp. stockholders' (deficit) equity	(6,539,928)	1,330,609
Non-controlling interest	10,458,470	11,008,515
Total stockholders' equity	3,918,542	12,339,124
Total liabilities and stockholders' equity	$77,235,300	$27,252,361

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
Operating revenue:
Rent revenue	$3,174,636	$1,825,847
Management fees to related parties	222,200	106,909
Service revenue	112,208	74,790
Total operating revenue	3,509,044	2,007,546
Operating expenses
Cost of operations:
Site rental	1,219,288	756,253
Other site-related costs	910,924	601,438
General and administrative expenses	6,376,395	8,001,821
Shared services from related parties	266,118	548,116
Depreciation, amortization and accretion expense	2,495,066	1,215,759
Impairment loss	457,409	-
Loss on sale of fixed assets	-	6,758
Total operating expenses	11,725,200	11,130,145
Loss from operations	(8,216,156)	(9,122,599)
Other (expenses) income
Interest expense	(1,609,896)	(804,284)
Interest expense from related parties	(20,575)	-
Gain on extinguishment of accounts payable	78,000	-
Loss on extinguishment of long-term subordinated obligations to related parties	-	(747,124)
Losses allocated to related party investors	37,118	1,680,766
Losses on modification of non-controlling interest	(2,687,743)	(781,858)
Gain on change in fair value of derivatives	200,659	-
Bargain purchase gain	-	868,929
Total other (expenses) income	(4,002,437)	216,429
Net loss	(12,218,593)	(8,906,170)
Losses attributable to non-controlling interest	3,237,788	1,200,823
Net loss attributable to CIG Wireless Corp.	(8,980,805)	(7,705,347)
Accretion of preferred stock to redemption values	(1,818,779)	-
Preferred stock dividends	(1,648,786)	(18,149)
Net loss attributable to common stockholders	$(12,448,370)	$(7,723,496)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.38)
Weighted average common shares outstanding, basic and diluted	25,298,861	20,300,934

The accompanying notes are an integral part of these consolidated financial statements.

 CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY

	CIG Wireless Corp. and Subsidiaries
									Total
	Preferred Stock		Preferred Stock				Additional	Retained	CIG Wireless	Non-
	Series A		Series B		Common Stock		Paid-in	Earnings	Stockholders’	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity	Interest	Equity
Balance as of December 31, 2011	-	-	-	$-	19,766,610	$198	$2,203,180	$207,184	$2,410,562	$-	$2,410,562
Common stock issued for conversion of notes payable	-	-	-	-	660,226	7	1,853,171	-	1,853,178	-	1,853,178
Common stock issued for conversion of payables	-	-	-	-	80,645	1	241,934	-	241,935	-	241,935
Debt discount related to beneficial conversion features	-	-	-	-	-	-	336,667	-	336,667	-	336,667
Stock-based compensation	-	-	-	-	-	-	2,218,472	-	2,218,472	-	2,218,472
Common stock issued for cash	-	-	-	-	232,450	2	395,163	-	395,165	-	395,165
Preferred stock issued for cash	-	-	626,715	6	-	-	1,598,120	-	1,598,126	-	1,598,126
Non-controlling interest due to restructuring	-	-	-	-	-	-	-	-	-	11,427,480	11,427,480
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(18,149)	(18,149)	-	(18,149)
Loss on modification of non- controlling interest	-	-	-	-	-	-	-	-	-	781,858	781,858
Net loss	-	-	-	-	-	-	-	(7,705,347)	(7,705,347)	(1,200,823)	(8,906,170)
Balance, December 31, 2012	-	$-	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124
Preferred stock issued for cash	-	-	1,053,777	11	-	-	2,686,935	-	2,686,946	-	2,686,946
Common stock issued for cash	-	-	-	-	761,125	8	1,352,902	-	1,352,910		1,352,910
Stock-based compensation	-	-	-	-	-	-	467,235	-	467,235	-	467,235
Reversal of stock compensation due to forfeiture of unvested stock options	-	-	-	-	-	-	(777,373)	-	(777,373)	-	(777,373)
Common stock issued for conversion of notes payable, net of issuance costs	-	-	-	-	363,567	3	653,652	-	653,655	-	653,655
Common stock issued for stock issuance costs	-	-	-	-	1,500	-	-	-	-	-	-
Conversion of liabilities to common stock	-	-	-	-	120,000	1	41,999	-	42,000	-	42,000
Accretion of preferred stock redemption value	-	-	-	-	-	-	-	(1,818,779)	(1,818,779)	-	(1,818,779)
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	(90,893)	(90,893)	-	(90,893)
Dividends paid in shares on Series A-1 Preferred Stock	-	-	-	-	-	-	-	(1,405,433)	(1,405,433)	-	(1,405,433)
Loss on modification of class A interests	-	-	-	-	-	-	-	-	-	2,687,743	2,687,743
Net loss	-	-	-	-	-	-	-	(8,980,805)	(8,980,805)	(3,237,788)	(12,218,593)
Balance, December 31, 2013	-	-	1,680,492	$17	21,986,123	$220	$13,272,057	$(19,812,222)	$(6,539,928)	$10,458,470	$3,918,542

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,218,593)	$(8,906,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	2,495,066	1,215,759
Impairment loss	457,409	-
Amortization of deferred financing costs and debt discounts	220,305	391,455
Loss of extinguishment of long-term subordinated obligations to related parties	-	747,124
Write-off of related party receivables and payable	165,723	-
Write-off of issuance costs on long-term subordinated obligations to related parties	28,944	-
Loss on sale of assets	-	6,758
Management fees revenue from related parties	(8,350)	(55,108)
Losses allocated to related party investors	(37,118)	(1,680,767)
Bargain purchase gain	-	(868,929)
Loss on modification on non-controlling interest	2,687,743	781,858
Gain from extinguishment of liabilities	(78,000)	-
Gain on change in fair value of derivatives	(200,659)	-
Stock-based compensation	467,235	2,218,472
Reversal of stock compensation due to forfeitures of unvested stock options	(777,373)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,550)	15,098
Accounts receivable from related parties	(213,851)	(32,002)
Prepaid expenses and other assets	(162,322)	(92,364)
Deferred rent assets	(81,467)	(55,643)
Long-term prepaid rent	(300,931)	(95,323)
Accounts payable and accrued liabilities	648,043	75,728
Accounts payable to related parties	266,118	548,116
Deferred revenue	683,273	166,237
Deferred rent liabilities	222,539	127,519
Net cash used in operating activities	(5,743,816)	(5,492,182)
Cash flows used in investing activities:
Proceeds from sale of fixed assets	-	650
Cash paid for purchase and construction of fixed assets	(3,165,050)	(1,244,721)
Cash paid for acquisitions, net of cash acquired	(45,028,995)	(3,543,078)
Increase in restricted cash	(533,854)	(255,733)
Net cash used in investing activities	(48,727,899)	(5,042,882)
Cash flows provided by financing activities:
Proceeds from credit facility, net of discounts	15,121,352	9,238,400
Proceeds from convertible notes payable to related party	-	1,650,000
Common stock sold for cash, net of issuance costs	1,352,910	395,165
Preferred stock sold for cash, net of issuance costs	2,686,946	1,598,126
Redeemable preferred stock, net of issuance costs	36,779,166	-
Dividends on preferred stock	(90,893)	-
Payments of debt issuance costs	(52,513)	(196,500)
Payments for debt issuance costs accrued in prior year	(231,737)	-
Payments for equity issuance costs for conversion of debt	(73,478)	(127,500)
Distributions to related party investors	(7,472)	(175,600)
Payments on notes payable	(35,000)	-
Payments on notes payable to related parties	(800,000)	(350,001)
Net advances from related parties	(5,051)	(667,383)
Net cash provided by financing activities	54,644,230	11,364,707
Net decrease in cash	172,515	829,643
Cash and cash equivalents, at beginning of period	2,356,769	1,527,126
Cash and cash equivalents, at end of period	$2,529,284	$2,356,769

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENTS of CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$1,316,309	$290,214
Taxes paid	-	-
Acquisitions of businesses:
Fair value of assets acquired, net of cash acquired	$48,720,995	$4,610,530
Less: liabilities assumed	(641,750)	(198,523)
Fair value of assets, net of assumed liabilities and cash acquired	48,079,245	4,412,007
Bargain purchase gain	-	(868,929)
Common stock issued as consideration	(3,050,250)	-
Net cash paid of acquisition of businesses	$45,028,995	$3,543,078
Noncash investing and financing Activities:
Asset retirement obligations	$28,287	$186,190
Debt discounts due to beneficial conversion features	-	336,667
Conversion of long-term subordinated obligations to notes payable	-	1,300,250
Non-controlling interest due to restructuring	-	10,680,356
Related party receivable used to pay related party convertible note	100,000	-
Common stock issued for conversion of related party convertible note payable	700,000	1,950,000
Common stock issued for accrued interest on related party convertible note payable	27,133	30,678
Common stock issued for conversion of liabilities	42,000	241,935
Accrual for debt issuance costs	-	31,737
Accrual for deferred financing costs	-	200,000
Accrual for Series B preferred stock dividends declared	-	18,149
Equity issuance costs paid with common stock	3,000	-
Accretion of preferred stock to redemption values	1,818,779	-
Dividends on Series A-2 preferred stock	1,405,433	-
Derivative liability	5,498,383	-
Common stock issued for acquisition of business	3,050,250	-

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

All of the Company’s operations are located in the United States. The Company participates in the local tower development industry and conducts its operations principally through subsidiaries of CIG Wireless. The Company’s wholly-owned subsidiaries are “Communications Infrastructure Group (“CIG”), LLC”, “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, “CIG Comp Tower, LLC”, “Specialty Towers Management, LLC” and “CIG Solutions, LLC”. Specialty Towers Management, LLC and CIG Solutions, LLC serve as managers to the Company’s other subsidiaries.

The Company has been actively operating in the tower business industry through our predecessor company since 2009 pursuant to the acquisition of CIG Services, LLC and CIG, LLC in October and December 2011, respectively. All of the Company’s operations are located in the United States. Revenues are generally generated through monthly or annual rental payments from tenants, payable under long-term contracts which often contain fixed escalation rates. Similarly, ground lease agreements for the land on which the Company’s towers reside are payable to the landlords under long-term contracts and have generally fixed escalation rates.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All of our cash balances are held at one financial institution. There were no cash equivalents on December 31, 2013 or December 31, 2012.

Restricted Cash

The Company classifies all cash required to be held to secure certain obligations and all cash whose use is limited as restricted cash. Restricted cash includes i) a three-month interest on the outstanding balance of the credit facility required to be maintained at all times in the interest reserve bank account according to the terms of the credit agreement entered into on September 7, 2012, ii) amounts representing the balance of certain notes payable to related parties and related accrued and unpaid interest, and iii) proceeds from subscriptions of preferred or common stock that were not issued as of the end of the period. Changes to amounts that are held as restricted cash are classified as cash flows from investing activities in the consolidated statements of cash flows and are presented separately in the consolidated balance sheets of the Company. As of December 31, 2013, there were no amounts included in restricted cash related to proceeds from subscriptions of preferred or common stock.

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

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Equipment and Software

Property and equipment are stated at cost for constructed towers or acquired as asset acquisitions or estimated fair values for towers acquired in a business acquisition, adjusted for any impairment loss. Costs incurred during the construction phase of the towers are capitalized. Additions, renovations and improvements are capitalized, while maintenance and repairs are expensed. In addition, the asset retirement costs for the telecommunication towers are capitalized as part of the carrying amount of the related assets.

Towers and related assets on leased land are depreciated over the shorter of the term of the ground lease (including renewal options) or the estimated useful life of the tower. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of the underlying assets as follows:

Telecommunication towers and associated asset retirement costs	15-20 years
Software	3 years
Office equipment and furniture	5 years
Vehicles	5 years

Depreciation expense of property, equipment and software for the years ended December 31, 2013 and 2012 was $2.1 million and $1.2 million, respectively.

Asset Retirement Obligations

Asset retirement obligations are recognized in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and the liability is accreted through the obligation’s estimated settlement date. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligations are included in long-term liabilities in the accompanying balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion” in the Company’s consolidated statements of operations. Accretion expense for the years ended December 31, 2013 and 2012 was $82 thousand and $45 thousand, respectively.

Intangible Assets

The Company classifies as intangible assets the estimated fair value of current leases in place at the acquisition date of the communication towers. Intangible assets also include the fair value of any existing easement. These intangibles are estimated to have a useful life consistent with the useful life of the related tower assets, which ranges typically between 15 and 20 years. For all intangible assets, amortization is calculated using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset.

Amortization expense for the year ended December 31, 2013 was $0.3 million.

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. During the year ended December 31, 2013, the Company recorded $0.6 million under goodwill as a result of the allocation of the purchase price between the various identifiable assets of the Liberty acquisition. The Company assessed its goodwill for impairment and determined that goodwill is not impaired at December 31, 2013.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of its communication towers in towers may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.

At December 31, 2013, the Company recorded an impairment loss related to abandoned or terminated projects in the amount of $0.5 million in the statement of operations for the year ended December 31, 2013. There was no impairment loss recorded in the year ended December 31, 2012.

Fair Value Measurements

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Derivative liability	-	-	$5,297,424	$5,297,424

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

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended December 31, 2013, approximately 61% of our revenues were derived from three tenants in the industry.

The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. As of December 31, 2013 and December 31, 2012, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

The Company has certain customers that individually make up more than 10% of total revenues. During the year ended December 31, 2013 the Company had three customers each making up more than 10% of total revenue. The customers individually made up 30%, 19% and 12% of total revenues. During the year ended December 31, 2012, the Company had four customers each making up more than 10% of total revenue. The customers individually made up 28%, 16%, 13% and 11% of total revenues.

Rent Expense and Deferred Rent Liability

Many of the leases underlying the Company’s tower sites have fixed term rent escalations, which provide for annual or per term increases in the amount of future ground rent payable. The Company calculates straight-line ground rent expense for these leases based on the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic additional charge to us such that renewal appears, at the inception of the lease, to be reasonably assured. In addition to the straight-line ground rent expense recorded, the Company also records an associated straight-line rent liability which is represented under deferred rent liability in the accompanying consolidated financial statements.

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

On August 1, 2013, the Company entered into option cancellation agreements with all holders of its outstanding stock options as of August 1, 2013. As such, all outstanding option grants were cancelled on that date. During the period from January 1, 2013 through July 31, 2013, the Company recorded a stock compensation expense of $0.5 million. On August 2, 2013, the Company reversed an amount of $0.8 million of stock compensation expense related to forfeitures of stock grants. For the year ended December 31, 2012, stock compensation expense was $2.2 million. As of December 31, 2013, the Company had no outstanding stock grants.

Related Party Transactions

The Company records any material income, expenses and related assets and liabilities that are associated with related parties separately in its consolidated balance sheets and statements of operations. These revenues and expenses mainly include management services and lease up fees.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Losses Allocated to Related Party Investors

The Company, through its subsidiary and predecessor, previously entered into six Atypical Silent Partnership Agreements with related party limited partnership investors which made loans to the Company for the acquisition of tower assets which are segregated on the books by investment group. Profits from these towers are allocated to the related party investors until they obtain designated rates of return of between 8 – 20%. Once the rates of return are obtained by the related party investors, subsequent profits are allocated based upon ownership. Direct operating expenses and losses from these towers are 100% allocated to the investors until there is a net profit. Overhead expenses are allocated to the related party investors at a rate ranging between 60% and 99.999%. On June 30, 2012, five of these related party investors restructured their agreements whereby they exchanged their interests in the Atypical Silent Partnership Agreements for loan agreements and ownership in the Company’s subsidiary, CIG, LLC (refer to Note 9 for details).

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the years ended December 31, 2013 and 2012 were $37 thousand and $1.7 million, respectively.

Deferred Financing Costs and Debt Discounts

Deferred financing costs include legal and advisory fees directly incurred by the Company and are deferred and amortized over the term of the underlying obligation using the effective interest method. Debt discounts include lender fees and other costs related to the issuance of debt financing as well as the intrinsic value of beneficial conversion features on convertible notes payable. On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC, entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”) which matures on September 6, 2017. On the same day, the Company withdrew $10.0 million and incurred $0.8 million as debt discounts and incurred $0.4 million of debt issuance costs of which $0.2 million was accrued in accounts payable in 2012 and paid in 2013 in addition to $0.2 million paid in cash in 2012. During the year ended December 31, 2013, the Company entered into a series of additional draws which totaled $15.5 million and incurred debt discounts in the amount of $0.4 million. In connection with the transaction, the Company also recorded $53 thousand in additional deferred financing costs which will be amortized over the term of the Credit Facility.

In addition, the Company entered into various convertible loans payable to related party investors during the year ended December 31, 2012. The beneficial conversion feature associated with these loans totaled $0.3 million and was expensed as amortization of deferred financing costs during the same period. (See Note 8 for details).

At December 31, 2013, the unamortized balance of the debt discounts and deferred financing costs related to the Credit Facility was $1.0 million and $0.4 million, respectively. Debt discounts are netted against the outstanding balance of the Credit Facility while the deferred financing costs are presented as a non-current asset in the accompanying balance sheet. Amortization of deferred financing costs and debt discounts is included in interest expense and totaled $69 thousand and $151 thousand, respectively for the year ended December 31, 2013.

Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC 260-10, “Earnings per Share”. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding. During the periods when there are anti-dilutive Common Stock equivalents, if any, they are not considered in the computation of the diluted earnings per share. For the years ended December 31, 2013 and 2012, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

3.       ACQUISITIONS

ASC 805, “Business Combinations”, requires entities to determine whether an acquisition transaction is a business combination. If the acquisition transaction constitutes a business combination, then the total purchase price is allocated to the fair value of assets acquired and liabilities assumed based on their fair market values at the acquisition date. If the assets acquired do not constitute a business then the acquisition is accounted for as an asset acquisition. Determining whether the transaction is a business acquisition and the allocation process requires an analysis of acquired ground and tenant lease contracts, fixed assets, contractual commitments and legal contingencies, if any, to identify and record the fair market value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; estimated asset retirement costs related to the telecommunication towers acquired; current replacement cost for similar capacity for certain fixed assets; market rate assumptions; settlement plans for any litigation and contingencies; and appropriate discount rates and growth rates.

As part of the Company’s business strategy to expand its business and geographic presence in the telecommunication tower industry, the Company completed the following acquisitions during the years ended December 31, 2013 and 2012.

Liberty Towers, LLC

On August 2, 2013, the Company acquired 38 communication towers and 252 work-in-progress sites from Liberty Towers, LLC (“Liberty”), a privately held company, for approximately $25.0 million paid in cash and 8,715,000 shares of the Company’s Common Stock pursuant to an asset purchase agreement entered into on May 3, 2013. The Company granted Liberty’s investors the right, based on certain conditions, to require the Company to purchase all or any portion of the shares of Common Stock beginning on August 1, 2018, at a per share price equal to the quoted price of the Company’s Common Stock on August 1, 2018 if certain conditions are met, as disclosed in, and pursuant to, the rights agreement entered into between the Company and Liberty’s investors on August 1, 2013. In addition, in December 2013, the Company paid Liberty an additional $0.1 million for construction costs incurred by Liberty during the period from the date of execution of the asset purchase agreement to the date of the close of the acquisition.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets
Prepaid expenses	$96,870
Communication towers	20,047,623
Intangible assets	7,732,170
Goodwill	554,125
Total	28,430,788

Assumed liabilities
Deferred revenue	(78,427)
Asset retirement obligation	(250,116)
Total purchase price	$28,102,245

Consideration:
Common stock - 8,715,000 shares	$3,050,250
Cash	25,051,995
Total Consideration	$28,102,245

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southern Tower Antenna Rental

During 2013, the Company completed three acquisition transactions with Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company. On August 2, 2013, the Company acquired twenty eight antenna towers for $12.5 million. On September 30, 2013, the Company acquired one additional tower for $0.5 million. On December 17, 2013, the Company acquired fourteen towers for $6.3 million. The transactions were consummated pursuant to an asset purchase agreement entered into on May 17, 2013, as amended. The purchase price for the three transactions was paid in cash and the amount is included in the statements of cash flows for the year ended December 31, 2013 under cash paid for business acquisitions, net of cash acquired.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below.

ACQUIRED ASSETS:
Current assets	$4,494
Communication towers	13,107,906
Intangible assets	6,450,000
Total assets acquired	19,562,400
LIABILITIES ASSUMED:
Deferred revenue	(65,938)
Accrued liabilities	(27,813)
Asset retirement obligations	(207,906)
Total liabilities assumed	(301,657)
Net assets acquired	$19,260,743

PTA-FLA, Inc. (Cleartalk) and Fidelity Towers

On June 24, 2013, the Company acquired six communication towers from PTA-FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate purchase price of $1.6 million in cash. The Company evaluated the acquisition and determined that the acquired assets do not qualify as a business. As such, the acquisition was recorded as an asset acquisition. In addition, the Company capitalized $0.1 million in transaction costs in connection with the acquisition of these assets. On November 21, 2013, the Company acquired two communication towers from Cleartalk for an aggregate price of $0.5 million. The Company evaluated the acquisition and determined that the acquired assets do not qualify as a business. As such, the acquisition was recorded as an asset acquisition. The purchase price of the eight towers was paid in cash and is included in the statement of cash flows under cash paid for purchases and construction of fixed assets.

On November 1, 2013, the Company acquired one communication tower from Fidelity Towers, Inc., a privately held company, for $0.4 million. The acquisition price was paid in cash and is included under cash paid for business acquisitions, net of cash acquired in the statement of cash flows for the year ended December 31, 2013.

On November 21, 2013, the Company acquired one communication tower from Cleartalk for an aggregate price of $0.3 million. The acquisition price was paid in cash and is included under cash paid for business acquisitions, net of cash acquired in the statement of cash flows for the year ended December 31, 2013.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed for the acquisition of the one tower from Fidelity Towers Inc. and one tower from Cleartalk described above is shown below.

ACQUIRED ASSETS:
Communication towers	$558,947
Intangible assets	168,610
Other current assets	250
Total assets acquired	727,807

LIABILITIES ASSUMED:
Deferred revenue	(2,603)
Asset retirement obligation	(8,947)
Total liabilities assumed	(11,550)
Net assets acquired	$716,257

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Towers of Texas

On September 7, 2012, the Company acquired nineteen communication towers and related assets from Towers of Texas, Ltd, a privately held company, for an aggregate price of $3.5 million in cash.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below.

ACQUIRED ASSETS:
Prepaid expenses and other current assets	$38,101
Communication towers	4,502,794
Deferred rent assets	69,635
Total acquired assets	4,610,530
LIABILITIES ASSUMED:
Accrued expenses	(22,823)
Deferred revenue	(22,200)
Deferred rent liabilities	(42,462)
Asset retirement obligations	(111,038)
Total liabilities assumed	(198,523)
Net assets acquired	4,412,007
Purchase price	(3,543,078)
Bargain purchase gain	$868,929

Unaudited pro forma results of operations data for the years ended December 31, 2013 and 2012 are shown below as if the Company and the entities described above had been combined on January 1, 2012. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited Pro Forma Results of Operations
	Years Ended December 31
	2013	2012

Revenues	$4,829,886	$3,176,322
Loss from operations	(8,854,314)	(9,925,260)
Net loss	$(13,758,876)	$(11,026,331)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

4.        PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2013 and 2012, property, equipment and software consisted of the following:

	December 31, 2013	December 31, 2012
Telecommunications towers	$52,633,298	$23,197,331
Land	362,740	146,740
Software	106,663	96,378
Asset retirement obligation asset	1,183,024	687,768
Hardware and office equipment	196,525	36,308
Vehicles	41,039	-
Total	54,523,289	24,164,525
Accumulated depreciation	(3,427,125)	(1,320,229)
Total	51,096,164	22,844,296
Construction in progress	6,192,380	100,740
Property, equipment and software, net	$57,288,544	$22,945,036

Depreciation expense for towers, equipment and software for the years ended December 31, 2013 and 2012 was $2.1 million and $1.2 million, respectively.

At December 31, 2013, the Company recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.5 million in the statement of operations for the year ended December 31, 2013. The impairment was related to certain abandoned tower construction projects. There was no impairment loss recorded in the year ended December 31, 2012.

5.     INTANGIBLE ASSETS

Intangible assets include the fair value of tenant leases and easements. At December 31, 2013, intangible assets included the following:

December 31, 2013

Tenant leases	$14,198,380
Easements and access rights	152,400
Total	14,350,780
Accumulated amortization	(306,596)
Intangible assets, net	$14,044,184

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the year ended December 31, 2013 was $0.3 million.

6.     ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its retired tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the balance as of beginning and end of the year and shows the significant changes that have occurred during the years ended December 31, 2013 and 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Asset retirement obligations, beginning of year	$820,594	$477,932
Additions	28,287	186,190
Additions as a result of purchase accounting	466,969	111,038
Accretion expense	81,574	45,434
Asset retirement obligations, end of year	$1,397,424	$820,594

7.     LONG-TERM DEBT

The table below summarized the Company’s long-term debt that is not associated with related parties as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Credit facility, due September 6, 2017	$25,500,000	$10,000,000
Loan from CRG Finance, due upon demand	-	35,000
Total third-party debt	25,500,000	10,035,000
Current portion	-	(35,000)
Unamortized discount on the credit facility	(984,376)	(756,806)
Long-term debt, net of current portion and unamortized discounts	$24,515,624	$9,243,194

Credit Facility

On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC (“Comp Tower”), entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie, as administrative agent for the lenders and as collateral agent. On September 7, 2012, the Credit Facility commitments were $15.0 million, of which the Company withdrew $10.0 million to fund its operations and fund the acquisition of Towers of Texas (See Note 3). The Credit Facility may be drawn upon by Comp Tower and is secured and guaranteed by all the assets of the Company’s subsidiary CIG Properties, LLC (“CIG Properties”). Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. In connection with the transaction, the Company paid $0.4 million in debt issuance costs of which a fee of $75 thousand was paid to ENEX, a related party. In addition, the Company paid $0.8 million in debt discounts.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 2, 2013, the Company borrowed under the Credit Facility an additional $10.0 million. The proceeds were used for the acquisitions discussed under Note 3 of this Report. In connection with this transaction, the Company paid $0.3 million in debt discounts. In addition, ENEX Group Management SA (“ENEX”), a related party, received $50 thousand in fees associated with the increase in the commitments and the amount is included under deferred financing costs in the consolidated balance sheet as of December 31, 2013.

During the last quarter of the year ended December 31, 2013, the Company borrowed an additional $5.5 million under the Credit Facility. The proceeds were used to fund our operations and construction projects as well as acquisitions completed in the fourth quarter of 2013.

As of December 31, 2013, the Company had an outstanding balance of $25.5 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $1.0 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related effective interest rate as of December 31, 2013 was 10.22%. As of December 31, 2013, the Company had $4.5 million available to draw under the credit facility. The debt discounts and the deferred financing costs are amortized over the term of the loan using the effective interest method.

The Credit Facility, which matures on September 6, 2017, does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. Comp Tower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances subject to Adjusted Base Rate interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of Comp Tower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee is paid monthly.

The Company has the option to prepay all the draws on the Credit Facility together with all accrued and unpaid interest. In addition, the Credit Facility contains yield protection provisions customary for facilities of this type, protecting the lenders in the event of breakage losses or changes in reserve or capital adequacy requirements applicable to the lenders.

Under the terms of the Credit Facility, the administrative agent has certain rights of first refusal to provide financing on all tower acquisitions proposed by the Company or its subsidiaries. If the administrative agent declines to provide such financing for any reason, the Company or its subsidiaries, other than the CIG Properties or its subsidiaries, may obtain third party financing to purchase such tower assets.

The Credit Facility Agreement contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of Comp Tower, default under any other material indebtedness of Comp Tower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. At December 31, 2013, the Company was in compliance with all of its debt covenants.

Other Third-Party Loans

As of December 31, 2012, the Company had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans were unsecured, and bore interest at 10% per annum. On May 16, 2013, the Company paid off the loans for $42,981 including the accrued and unpaid interest of $7,981.

8.     RELATED-PARTY NOTES PAYABLE

The following table represents a list of the notes payable due to related parties as of December 31, 2013 and December 31, 2012:

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	December 31, 2012

Convertible note payable to ENEX, due upon demand	$-	$250,000
Convertible note payable to ENEX, due upon demand	-	500,000
Convertible note payable to ENEX, due upon demand	-	50,000
Note payable to related party investors, due January 31, 2014	92,196	583,104
Note payable to related party investors, due January 31, 2014	49,872	315,416
Note payable to related party investors, due January 31, 2015	8,181	51,729
Total related party notes payable	150,249	1,750,249
Current portion	(150,249)	(1,600,000)
Related party notes payable, net of current portion	$-	$150,249

On August 8, 2011, the Company borrowed $100,000 from ENEX, at 3% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

On December 15, 2011, the Company borrowed $1,000,000 from ENEX, at 4% interest per annum. The funds borrowed were unsecured, and were due and payable within thirty days of demand.

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

In connection with the issuance of the above convertible notes, the Company evaluated the conversion option for derivative treatment under ASC 815-15, “Embedded Derivatives”, and determined the notes and their conversion features did not qualify as derivatives. The Company also evaluated the note for a beneficial conversion feature under ASC 470-20, “Debt with Conversion and Other Options”, and determined a beneficial conversion feature existed. The intrinsic value of the beneficial conversion features of the convertible notes above which totaled $1,650,000 was $0.3 million and was recorded as a debt discount that was fully amortized and charged to interest expense during the fiscal year ended December 31, 2012.

On June 27, 2012, the notes issued on August 8, 2011, December 15, 2011, March 3, 2012, March 26, 2012, April 18, 2012 and May 3, 2012 totaling $1,950,000 along with $30,678 accrued interest were fully converted into 660,226 shares of Common Stock at $3.00 per share. As a result of this conversion, the outstanding balance of the notes issued to Enex was $800,000 as of December 31, 2012.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2013, a receivable balance that was due from ENEX in the amount of $100,000 was offset against the notes outstanding on December 31, 2012. On April 30, 2013, the Company and ENEX executed an amendment of the conversion price of all the outstanding convertible notes from $3.00 per share to $2.00 per share. The Company evaluated the modification of the conversion features and determined that the amendment qualified for extinguishment of debt. In connection with the extinguishment, the Company evaluated the conversion option of the modified notes for derivative treatment under ASC 815-15 and determined the notes and their conversion features did not qualify as derivatives. The Company also evaluated the notes for a beneficial conversion feature under ASC 470-20 and determined a beneficial conversion feature did not exist. As a result of the evaluation, no gain or loss was necessary to be recorded. The Company and ENEX agreed to convert the notes and the related accrued and unpaid interest of $0.7 million and $27 thousand, respectively into 363,567 shares of the Company’s Common Stock based on the amended conversion price. In connection with the transaction, the Company paid $73 thousand in equity issuance costs.

In connection with the related party investor restructurings disclosed in Note 9, the Company issued three notes in the amounts of $799,000, $432,200 and $69,050 payable to its related party investors originally maturing, as amended, on January 31, 2014. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum. As of December 31, 2013, the outstanding balances of the notes were $92,196, $49,872 and $8,181. The notes in addition to the related accrued interest were paid in full on January 31, 2014.

9.       LONG-TERM SUBORDINATED OBLIGATIONS TO RELATED PARTIES

Between November 2009 and February 2010, the Company entered into six Atypical Silent Partnership Agreements with related party limited partnership investors. Pursuant to these agreements, the related party investors made contributions to the Company for the acquisition of tower assets which are segregated on the books by investment group. No separate legal entity was created through these agreements. The investment agreements all have similar terms, conditions, and termination dates as defined in the agreements. Termination dates range between December 31, 2014 and September 30, 2015. On each such termination date, each respective investor may elect termination of the arrangement and the Company must then make distributions. Because these are mandatory variable repayment obligations occurring on each termination date, the net obligations to these investors are classified as long-term subordinated obligations in the consolidated balance sheets of the Company. Management fees, origination fees and interest charged to the investors and third-party consulting and other revenue received by the Company not related to the operation of the towers owned by the investors are separated in the statements of operations.

Except for each termination date, the Company has the option, in its sole discretion on whether to pay any proceeds from operations or tower sales to the investors.

The following is a summary of the net profits and liquidation interests of the six investors prior to the June 30, 2012 internal restructuring (described in detail below):

	Interests
Investor Name	Related Party	Company
InfraTrust Fuenf GmbH & Co. KG (IT5)	99.999%	0.001%
Infrastructure Asset Pool, LLLP (ITAP)	99.999%	0.001%
InfraTrust Zwei GmbH & Co. KG (IT2)	99.999%	0.001%
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	70%	30%
InfraTrust Premium Neun GmbH & Co. KG (ITP9)	60%	40%
Diana Damme (Damme)	60%	40%

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

Prior to the Restructuring, title to a number of the wireless communications towers was held by CIG, LLC. However, profit participation rights in the towers (the “Profit Participation”) was separately reserved to related party investment funds domiciled in the Republic of Germany: InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG, and BAC InfraTrust Premium Neun GmbH & Co. KG (collectively, the “Funds”). The respective Profit Participation rights were previously set forth in three separate Atypical Silent Partnership Agreements with CIG, LLC (the “ASPs”).

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Restructuring was required and requested by the manager of the Funds in order to provide a more conventional legal structure for the ownership of the towers by the Company, while maintaining substantially the same economic rights for the Funds as derived from the towers. Pursuant to the Restructuring, the Funds will now derive their economic rights in the towers through preferred Class A Membership Interests of CIG, LLC, as further described below.

In 2011, the Funds were dual chartered as limited partnerships in the State of Georgia (collectively, the “Georgia LPs”). The Georgia LPs are controlled and owned by the Funds, as follows: Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP corresponding to InfraTrust Zwei GmbH & Co. KG, InfraTrust Fünf GmbH & Co. KG and BAC Infratrust Premium Neun GmbH & Co. KG, respectively.

The CIG, LLC Amended and Restated Operating Agreement, dated June 30, 2012, (the “CIG, LLC A&R Operating Agreement”) provided for three preferred Class A Membership Interests: Class A-IT2, Class A-IT5 and Class A-IT9 (collectively, the “Class A Interests”), issued to Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, respectively.

At the closing of the Restructuring, the ASPs were assigned and transferred from the Funds to the corresponding Georgia LPs in connection with the exchange for the Class A Interests. CIG, LLC issued each Georgia LP Class A Interests to replicate the Profit Participation rights previously held through the respective ASPs prior to the Restructuring. The ASPs terminated upon effectiveness of the exchange for Class A Interests.

The CIG, LLC A&R Operating Agreement also provides for a class of management membership interests (the “Management Interests”), which were issued to CIG Towers, LLC, a subsidiary of the Company. CIG, LLC will be managed by another subsidiary, CIG Solutions, LLC (“CIG Solutions”), as manager. Management of CIG, LLC remains subject to unanimous consent of the Class A Interests for certain Company actions. As manager, CIG Solutions will receive a management fee of 1% of the capital contributions made by the holders of the Class A-IT2 Interests and Class A-IT9 Interests plus any related party loans and a broker fee of 5% of the gross value of new towers attributable to the Class A-IT5 Interests plus any related party loans. The capital contributions are defined by the value of the tower assets previously underlying the respective ASPs exchanged for the Class A Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to Compartment IT2, LP by CIG, LLC from: (i) available funds related to the communication towers attributable to the Class A-IT2 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT2 Interests, in the following order of priority:

1)    20% return in an amount equal to an internal rate of return on the previously contributed capital calculated from February 16, 2010, to the holders of the Class A-IT2 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG, LLC and its wholly owned subsidiaries have not generated net income); then

2)    80% to the holders of the Class A-IT2 Interests and 20% to the holders of the Management Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to Compartment IT5, LP by CIG, LLC from: (i) available funds related to the communication towers attributable to the Class A-IT5 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT5 Interests, in the following order of priority:

1)    20% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from December 21, 2010 to the holders of the Class A-IT5 Interests (this 20% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG, LLC and its wholly owned subsidiaries have not generated net income); then

2)    80% to the holders of the Class A-IT5 Interests and 20% to the holders of the Management Interests.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to Compartment IT9, LP by CIG, LLC from: (i) available funds related to the communication towers attributable to the Class A-IT9 Interests; and (ii) available funds related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of towers attributable to the Class A-IT9 Interests, in the following order of priority:

1)    10% return on its capital contribution, in an amount equal to an internal rate of return on the previously contributed capital calculated from February 26, 2010 to the holders of the Class A-IT9 Interests (this 10% return is contingent upon there being net income generated from the towers, as of the date of this report, CIG, LLC and its wholly owned subsidiaries have not generated net income); then

2)    80% to the holders of the Class A-IT9 Interests and 20% to the holders of the Management Interests.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, distributions will be made to the holder of the Management Interests as per above and also from all other funds available for distribution which are: (i) not related to the respective communication towers attributable to the Class A Interests; and (ii) not related to any and all communication towers subsequently acquired with proceeds from loans derived from collateralization of the towers attributable to Class A Interests. Funds available for distribution are determined by reference to revenues less expenses, subject to customary accounting adjustments and reserves.

Subject to the Amendments to the A&R Operating Agreement, described in further detail below, in the event of a liquidation of CIG, LLC, the holders of each of the Class A Interests will receive the net proceeds from the liquidation of the corresponding communication towers and related assets contributed by the respective Georgia LPs to CIG, LLC.

At the discretion of the Funds’ manager, the Class A Interests were originally convertible into shares of Common Stock into such number of shares of Common Stock equal to the Class A Member’s capital account (calculated as of June 30, 2012 adjusted for the difference between the fair value of the cell phone tower assets as of June 30, 2012 compared to the carrying book value of the cell phone tower assets as of June 30, 2012) divided by a conversion price per share calculated by reference to the dollar value which is equal to 25% less than the prior twenty trading days’ volume weighted average price of the Common Stock. On December 31, 2014 for the Class A-IT2 Interests and Class A-IT5 Interests and on March 31, 2015 for the Class A-IT9 Interests and upon termination of the Class A interest by the Funds as a result of liquidation, the conversion of the relevant Class A Interests into Common Stock will be effectuated. The Class A Interests may not convert into the number of shares of Common Stock that exceed the number of authorized shares of Common Stock, less the number of issued and outstanding shares of Common Stock, less the number of shares of Common Stock issuable under all other outstanding convertible instruments of the Company, and also less any other obligations of the Company to issue shares of Common Stock.

On December 31, 2012, the Company entered into an amendment of the CIG, LLC A&R Operating Agreement (the “Amendment No. 2”) which modified the prices for conversion of the Class A Interests of CIG, LLC owned by the Compartments into Common Stock. Pursuant to Amendment No. 2, the Class A Interests were subject to an initial minimum conversion price of $2.00 per share of the Company’s Common Stock and an initial maximum conversion price of $3.00 per share of Common Stock, with increase of the maximum conversion price per share after listing of the Company’s Common Stock on a “national securities exchange” as defined in the Exchange Act, by $0.50 per share every 30 day period thereafter, up to a maximum conversion price of $5.50 per share of the Common Stock. Amendment No. 2 sets forth the conversion values at $11,518,900 for all the Compartments without and no future adjustments, charges or fees to the conversion values of any Class A interests.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment No. 2 also provides for the Compartments to retain certain performance preferences and liquidation preferences, and all other ordinary rights to dividends or distributions made by CIG, LLC, provided, however, any and all distributions of any nature or kind shall in the respective aggregate applicable to each of the Class A Interests not exceed the respective conversion value of such Class A Interests. Except with respect to the economic rights and preferences attributable to the conversion value, the Class A Interests will not have any other equity participation or liabilities with respect to any profits or losses of CIG, LLC.

Amendment No. 2 waived the twelve-month market stand-down condition set forth in the Operating Agreement to the extent shares of Common Stock converted from Class A Interests become eligible for resale in reliance on Rule 144 promulgated under the Securities Act (“Rule 144”). Subject to customary exceptions, the Company has agreed to register such shares of Common Stock converted from Class A Interests if for any reason Rule 144 is not available to the holders of Class A Interests following conversion. In connection with Amendment No. 2, we recorded a loss resulting from modification of the non-controlling interest of $0.8 million in our statement of operations for the year ended December 31, 2012 which represents the incremental increase in the fair value of the modified Class A Interests.

On August 1, 2013, the Class A Interests were amended again, whereby the conversion rate was reduced from $3.00 per share to $1.00 per share. Such amendment also provided that payments to the holders of Class A Interests shall be subordinated in right of payment to all obligations of CIG, LLC and the Company to the holders of Series A-1 Preferred Stock or Series A-2 Preferred Stock. In connection with the modification, the Company recorded a loss resulting from modification of the non-controlling interest of $2.7 million for the year ended December 31, 2013 which represents the incremental increase in the fair value of the modified Class A Interests.

A summary of the changes in the long-term subordinated obligations to related parties for the year ended December 31, 2013 and 2012 is as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$678,612	$14,570,693
Distributions	(7,472)	(175,600)
Management fees	(8,350)	(55,108)
Write-off of issuance costs	28,944	-
Losses allocated to related party investors	(37,118)	(1,680,767)
Restructured into notes payable to related parties	-	(1,300,250)
Restructured into non-controlling interest	-	(10,680,356)
Balance, end of period	$654,616	$678,612

During the year ended December 31, 2012, $10,680,356 of the long-term subordinated obligations to related parties was converted to Class A Interests (see “Restructuring” section above). The fair value of the Class A Interests was determined to be $11,427,480 resulting in a loss on the extinguishment of long-term subordinated obligations to related parties of $747,124 during the year ended December 31, 2012.

Management fees provided to these related parties are accounted for against the long-term subordinated obligations and totaled $8,350 and $55,108 during the years ended December 31, 2013 and 2012, respectively.

10.       RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related parties are presented separately from other accounts receivable in the Company’s consolidated balance sheets included in this Report. These amounts are unsecured, bear no interest and are due on demand. The below table represents the balances due from related parties as of December 31, 2013 and 2012:

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013	December 31, 2012
ENEX Group Management SA	$-	$100,000
BAC Infratrust Acht GmbH & Co. KG (IT8)	197,407	209,602
BAC Communications Infrastructure Group(1)	-	13
Infratrust Zwei GmbH & Co. KG(1)	-	16,000
ITAP, LLP(1)	-	91,273
Structured Life Group LLC(1)	-	9,770
German Fund Entities (IT5, ITP7, and ITP9) (1)	-	59,940
Berlin Atlantic Capital US, LLC	-	13,226

Total	$197,407	$499,824

(1) This balance outstanding as of December 31, 2012 was written-off during the year ended December 31, 2013.

Accounts Payable to Related Parties

Accounts payable to related parties are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report. These amounts are unsecured, bear no interest and are due on demand. The below table represents the balances payable to related parties as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
BAC Infratrust Sechs GmbH & Co. KG (IT6)	$21,640	$52,359
Berlin Atlantic Capital US, LLC	21,504	-
MfAM Mobilfunk Asset Management	-	200,000
Other Miscellaneous(1)	-	12,000
Total	$43,144	$264,359

(1) This balance outstanding as of December 31, 2012 was written-off during the year ended December 31, 2013.

Other Related Party Transactions

The Company assists certain investment partners who are related parties in the management, identification and acquisition of tower assets including towers and tower sites. The Company charges origination fees, management fees and lease-up fees. During the year ended December 31, 2013, these fees totaled $0.2 million compared to $0.1 million during the same period of the prior year.

The Company incurred certain charges related to shared services with related parties. These charges totaled $0.3 million during 2013 and included office lease expenses only. The charges totaled $0.5 million for the year ended December 31, 2012 and included overhead, administrative and office lease expenses and were allocated on a pro rata basis based on headcount.

During 2013, the Company paid ENEX a fee of $50 thousand in connection with the increase in the borrowing under the credit facility (see Note 7). On August 1, 2013, the Company and ENEX agreed to terminate the corporate development agreement and the corporate consulting agreement. In consideration for the termination of the agreements, the Company paid a fee of $66 thousand (see Note 11).

11.       COMMITMENTS AND CONTINGENCIES

On March 26, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with ENEX, a related party. Pursuant to the Corporate Development Agreement, ENEX assisted the Company in raising capital. ENEX received placement agent fees consisting of commissions as follows: (i) for the sale of Common Stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, ENEX rendered advisory services to the Company. The Company paid fees to ENEX, including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the amounts of $19,500 and $12,500 per month respectively. Furthermore, in September 2012, the Company paid ENEX a fee of $75 thousand in connection with the commitments under the Credit Facility entered into on September 7, 2012. Effective August 1, 2013, the Company and ENEX agreed to terminate the Corporate Development Agreement dated March 26, 2012, as amended and the Corporate Consulting Agreement dated March 26, 2012, as amended. The Company paid ENEX a termination fee of $66 thousand which was paid in three monthly installments. In addition, the Company paid ENEX a fee of $50 thousand in connection with the increase in the commitments of the Credit Facility.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 22, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with CRG Finance AG (“CRG”). Pursuant to the Corporate Development Agreement, CRG Finance was to assist the Company in raising capital. CRG Finance AG was to receive placement agent fees consisting of commissions as follows: (i) for the sale of Common Stock, 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock, 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for the sale of preferred stock; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for the sale of preferred stock. Pursuant to the Corporate Consulting Agreement, CRG Finance AG rendered advisory services to the Company. The Company incurred a monthly advisory services fee of $9,500 to CRG. On August 1, 2013, the Company and CRG agreed to terminate the Corporate Development Agreement and the Corporate Consulting Agreement. The Company agreed to pay CRG $35 thousand in cash and issue 120,000 shares of our Common Stock in settlement of amounts due to CRG under these agreements.

On July 23, 2012, the Company entered into a distribution agreement with Cogefi Finance Asset Management AG (“COGEFI”), a securities placement agent. Pursuant to the distribution agreement, COGEFI will sell on behalf of the Company up to $5.0 million of the Series B Preferred Stock of the Company, at a stated price of $3.00 per share. In connection with each sale of the Series B Preferred Stock, COGEFI received 15% of the gross subscription proceeds from the Company following acceptance by the Company of the subscriptions for the securities and receipt and acceptance of the funds underlying such subscriptions. The agreement was terminated effective July 2, 2013.

On August 1, 2013, the Company and the Fir Tree Investors entered into a registration rights agreement. The Company has agreed, upon the demand of the Fir Tree Investors, to prepare and file a Registration Statement on Form S-3 (or such other form as available if Form S-3 is not available) covering the resale of the shares of Common Stock issued or issuable to the Fir Tree Investors upon conversion of the Series A-2 Preferred Stock. If the Registration Statement is not filed with the SEC 30 days following a demand for registration or is not declared effective by the SEC within 60 days after filing (subject to certain exceptions) or the Company is otherwise in breach of the Registration Rights Agreement, the Company shall be subject to liquidated damages payable to the Fir Tree Investors in the amount of 1.5% of the aggregate purchase price paid by the Fir Tree Investors pursuant to the Securities Purchase Agreement for the securities to be covered by such Registration Statement. On August 1, 2013, the Company and the Fir Tree Investors entered into a stand down agreement whereby the Fir Tree Investors agreed that they will not, during a period ending December 31, 2014, sell, grant dispose or transfer any shares of the Common Stock of the Company.

Leases

The majority of the Company’s communication towers reside on land that is leased under operating leases that expire over various terms. The leases contain renewal options with annual escalation rates of up to 4% and are executed annually or upon renewal of the term which range between 5-10 years. Escalation clauses present in operating leases are recognized on a straight-line basis over the non-cancelable term of the lease.

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

Future minimum rental payments payable to landlords under non-cancelable operating ground leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 were as follows:

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
2014	$1,506,643
2015	1,534,117
2016	1,553,451
2017	1,577,072
2018	1,632,513
Thereafter	22,974,605
Total minimum operating lease payments	$30,778,401

Total rent expense for the years- ended December 31, 2013 and 2012 was $1.2 million and $0.8 million.

Future minimum rental payments receivable from tenants under non-cancelable operating tenant leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 were as follows:

Year Ended December 31,
2014	$4,787,648
2015	4,275,664
2016	4,055,953
2017	3,418,406
2018	2,081,571
Thereafter	4,417,975
Total minimum operating lease receipts	$23,037,217

Debt

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2013 are as follows:

	Year Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Totals
Credit facility	$-	$-	$-	$25,500,000	$-	$-	$25,500,000
Related-party notes payable	150,249	-	-	-	-	-	150,249
Future interest payments	2,197,604	2,197,604	2,197,604	1,499,188	-	-	8,092,000
Total	$2,347,853	$2,197,604	$2,197,604	$26,999,188	$-	$-	$33,742,249

12.        STOCKHOLDERS’ EQUITY

Common and Preferred Stock

During the year ended December 31, 2013, the Company issued an aggregate of 761,125 shares of Common Stock at a price of $2.00 per share for cash proceeds of $1.4 million, net of equity issuance costs of $0.2 million.

During the year ended December 31, 2013, the Company issued an aggregate of 363,567 shares of Common Stock to convert $0.7 million of related party notes payable and accrued interest. Also, the Company paid in cash $0.1 million in equity issuance costs in connection with this transaction.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2013, the Company issued an aggregate of 1,500 shares of Common Stock as payment of equity issuance costs.

During the year ended December 31, 2013, the Company paid $35 thousand as payment on outstanding liabilities for advisory fees in the amount of $155 thousand to CRG Finance and issued 120,000 shares of Common Stock. The fair value of the shares of Common Stock issued was $42 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

On July 25, 2012, the Company designated Series B 2012 Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend rate of 6% per annum and may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. During the year ended December 31, 2013, the Company issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million. During the year ended December 31, 2012, the Company issued an aggregate of 626,715 shares of the Series B Preferred Stock for cash proceeds of $1.6 million, net of issuance costs of $0.3 million. At December 31, 2013, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. The Company does not expect to issue any additional Series B Preferred Stock in the future.

On January 16, 2013 and July 16, 2013, the Company paid the dividends accrued on the Series B through December 31, 2012 and June 30, 2013 for $18,149 (declared in 2012) and $90,893 (declared in 2013), respectively. The dividends from July 1, 2013 through December 31, 2013 were declared by the Board on January 14, 2014 (see Note 16).

Effective November 28, 2012, the Board of Directors of the Company made a determination not to issue any additional shares of the Series A 4% Preferred Stock.  On July 26, 2013, the Company filed a Withdrawal of Designation with the Nevada Secretary of State terminating the Series A 4% Preferred Stock.

On June 27, 2012, the Company issued an aggregate of 660,226 shares of Common Stock to ENEX Group Management SA in lieu of a repayment of loans and accrued interests of $1,980,678 (see Note 8). In connection with the transaction, the Company paid approximately $128 thousand as equity issuance costs which were charged to additional paid-in capital.

On June 27, 2012, the Company issued 80,645 shares of Common Stock to CRG Finance AG in lieu of a payment of open payables totaling $241,935.

On May 2, 2012, the Company issued 232,450 shares of Common Stock for cash in the amount of $395 thousand, net of equity issuance costs.

Temporary Equity

On August 2, 2013, the Company issued 349,707 shares of Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 29,297,652 shares of newly created Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) pursuant to the securities purchase agreement dated August 1, 2013 (the “Purchase Agreement”). In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the acquisitions of STAR and Liberty described in Note 3. On December 18, 2013, the Company issued 60,000 shares of Series A-1 Preferred Stock and 5,139,192 shares of Series A-2 Preferred Stock for an aggregate purchase price of $6.0 million in proceeds which were used primarily to fund the fourteen towers acquired on December 17, 2013 (see Note 3). The Company incurred aggregate issuance costs of $4.2 million associated with the sale of these shares.

The certificate of designation, preferences and rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (the “Certificate of Designation”) was filed by the Company with the Nevada Secretary of State on August 1, 2013 and filed as an exhibit to Form 8-K filed with the SEC on August 7, 2013.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock, the Common Stock and the Class A Interests, and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors. The Series A-2 Preferred Stock ranks with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, (a) junior to the Series A-1 Preferred Stock, (b) senior to the Series B Preferred Stock, the Common Stock, the Class A Interests and all other now or subsequently existing classes and series of capital stock of the Company and (c) except for the Series A-1 Preferred Stock, senior to any other equity or equity-linked securities unless approved by the Fir Tree Investors.

The preferences of each share of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, are equal to the preferences of every other share of Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively.

The holders of Series A-1 Preferred Stock are entitled to receive cumulative dividends quarterly in arrears at a rate, based on the Series A-1 Stated Value of (a) 9% per annum, or upon the occurrence of an event of default 15% per annum, for each of the first three one-year periods commencing on the date of issuance of such Series A-1 Preferred Stock by the Company, (b) 11% per annum, or in the event of default 17% per annum, for the one-year period commencing on the third anniversary of the initial issue date and (c) 13% per annum, or in the event of default 19% per annum, for the one-year period commencing on the fourth anniversary of the initial issue date. The dividends are payable in cash or through issuance of an equivalent number of shares of Series A-1 Preferred Stock. The holders of Series A-2 Preferred Stock are not entitled to receive dividends, except that the Series A-2 Preferred Stock shall participate in dividends on the Common Stock on an as-converted basis.

The Series A-1 Preferred Stock is redeemable at the holders’ option at any time after the earlier to occur of the fifth anniversary of the initial issue date, and the occurrence of an Event of Default (as defined in the Certificate of Designation), at a price equal to the aggregate Series A-1 Preference Payment (as defined in the Certificate of Designation), and the Company has the right to redeem all (but not less than all) of the outstanding shares of Series A-1 Preferred Stock at any time after the initial issue date at a price equal to the aggregate Series A-1 Preference Payment.

The Series A-2 Preferred Stock is convertible at any time from the issuance date. The Series A-2 Preferred Stock is redeemable at the holders’ option at any time during the period beginning on the fifth anniversary of the initial issue date and ending on the seventh anniversary of the initial issue date, or immediately upon the occurrence of a liquidation event at a price equal to the Series A-2 Preference Payment (as hereinafter defined) as of the close of business on the last day of the last fiscal quarter then ended immediately preceding such date. The “Series A-2 Preference Payment” is equal to the quotient of (i) the greatest of (A) the fair market value of the Company, (B) the Threshold TCF as defined in the certificate of designation, preference and rights and (C) 200% of the aggregate dollar amount of consideration actually paid by all of the Fir Tree Investors to the Company in consideration of the Series A-1 Preferred Stock and Series A-2 Preferred Stock issued to the Fir Tree Investors, divided by (ii) the number of shares of Common Stock on a fully diluted basis as of the close of business on the last day of the last fiscal quarter that ended immediately preceding such date.

The holders of the Series A-1 Preferred Stock are entitled to receive additional shares of Series A-2 Preferred Stock upon the occurrence of certain events. If the Final LQA TCF, as defined in the Purchase Agreement, is less than $1.7 million per annum, or if the total building cost for certain towers exceeds $4.3 million or upon the occurrence of any other accretion on the Series A-1 Preferred Stock (including the issuance of any Series A-1 Preferred dividends), then the Company will issue to the holders of the Series A-1 Preferred Stock an aggregate number of shares of Series A-2 Preferred Stock which would then be convertible into 1.36% of the Common Stock on a fully diluted basis for each $1.0 million of the Aggregate A-1 Adjustment Amount (as defined in the Certificate of Designation), the Aggregate Additional A-1 Adjustment Amount (as defined in the Certificate of Designation) and any accretion on the Series A-1 Preferred Stock, in each case, prorated for any portion of, or partial amount over, such $1.0 million increment. The holders of Series A-1 Preferred Stock are also entitled to receive shares of Series A-2 Preferred Stock upon each conversion of the Class A Interests into Common Stock, based on their then current pro rata ownership percentage of the fully diluted shares. For additional details on the terms of this provision, refer to the Purchase Agreement filed as an Exhibit on Form 8-K with the SEC on August 7, 2013.

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

The Company analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-2 Preferred Stock is convertible at the holders’ option at any time and is redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. The Company determined, in accordance with ASC 480-S99-3A, the Series A-2 Preferred Stock is required to be presented outside of permanent equity. The Company also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock (see Note 14).

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a valuation of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock issued in August 2013 and determined the fair value as of the date of issuance of the shares was $23.2 million for the Series A-1 Preferred Stock and $11.8 million for the Series A-2 Preferred Stock. In connection with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, the Company incurred $2.4 million and $1.2 million in transaction costs which were netted against the cash proceeds for the Series A-1 and Series A-2 Preferred Stock, respectively.

The Company performed a valuation of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock issued in December 2013 and determined the fair value as of the date of issuance of the shares was $3.9 million for the Series A-1 Preferred Stock and $2.1 million for the Series A-2 Preferred Stock. In connection with the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, the Company incurred $0.4 million and $0.2 million in transaction costs which were netted against the cash proceeds for the Series A-1 and Series A-2 Preferred Stock, respectively.

On December 18, 2013, the Company issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 5,362.46 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 444,494 shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. The Company recorded the fair value of the 5,362.46 shares of Series A-1 Preferred Stock and 444,494 shares of Series A-2 Preferred Stock at $0.4 million and $0.2 million. On December 31, 2013, the Company issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 8,261.08 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 764,288 shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. The Company recorded the fair value of the 8,261.08 shares of Series A-1 Preferred Stock and 764,288 shares of Series A-2 Preferred Stock at $0.6 million and $0.3 million, respectively.

The Company evaluated the redemption values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock and determined that the carrying values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock should be accreted to their redemption values over the period of five years using the interest method as the Series A-1 Preferred Stock and Series A-2 Preferred Stock will become redeemable at the option of the investors after five years from the date of issuance. As a result, the Company recognized accretion of $0.9 million and $0.9 million related to its Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively in its consolidated statements of operations for the year ended December 31, 2013. At December 31, 2013, the Company calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be $42.3 million and $36.7 million, respectively.

The table below represents the changes in the carrying value of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock during the year ended December 31, 2013:

	Series A-1	Series A-2
Issuances during 2013:	Preferred Stock	Preferred Stock
Fair value, net of issuance costs, August 2, 2013	$20,758,834	$10,556,672
Fair value, net of issuance costs, December 18, 2013	3,594,694	1,868,967
Fair value, third quarter dividends, December 18, 2013	359,553	180,909
Fair value, fourth quarter dividends, December 31, 2013	553,905	311,065
Bifurcation of derivative liability	-	(5,498,383)
Accretion of preferred stock to redemption value	936,715	882,064
Carrying value, December 31, 2013	$26,203,701	$8,301,294

As part of the consideration of the purchase price of the Liberty acquisition, the Company issued 8,715,000 shares of the Company’s Common Stock to Liberty’s investors and recorded the shares of Common Stock at their fair value of $3.0 million. The shares of Common Stock contain a put option whereby the Company is required to purchase the shares at the holders’ option beginning on August 1, 2018 at a per share price equal to the quoted price of Common Stock on August 1, 2018 if certain conditions are met as disclosed in, and pursuant to, the rights agreement entered into with Liberty’s investors on August 1, 2013. As a result, the shares of Common Stock are classified outside of permanent equity in accordance with ASC 480-S99-3A.

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

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Chief Executive Officer, Mr. Paul McGinn, received options to purchase 1,956,895 shares of the Company’s Common Stock at an exercise price of $3.00 per share in accordance with the terms and conditions of his employment related to his appointment on February 6, 2012. All of these options had an expiration date five years from the date of grant. Options to purchase 571,585 shares vested upon grant; options to purchase an additional 571,585 shares vested on January 27, 2013 and options to purchase 571,585 shares and 242,141 shares were scheduled to vest on January 27, 2014 and January 27, 2015.

On March 26, 2012, a member of the Company’s Board of Directors, Mr. Akram Baker, received options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $3.75 per share. These options vested on February 8, 2013 and were scheduled to expire on February 8, 2015.

On March 26, 2012, the Company’s Counsel, Wuersch & Gering LLP, received options to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $3.75 per share. These options vested on March 26, 2013 and were scheduled to expire on March 26, 2015.

The Company uses the Black-Scholes options pricing model to value its options, using the assumptions in the following table during 2012:
Range
Expected dividends	-%
Expected term (years)	1.9 – 4.0
Volatility	54.5% - 68.6%
Risk-free rate	0.03% - 0.37%

The grant date fair value of the options granted during the year ended December 31, 2012 was $3.0 million. Stock-based compensation expense for the year ended December 31, 2012 was $2.2 million.

On April 19, 2013, the Company issued a stock option grant to a director to purchase 50,000 shares at an exercise price of $3.90 per share. The grant date fair value of the options was determined to be approximately $16,000 using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.0 years, expected volatility of 64%, risk free interest rate of 0.24%, and expected dividend yield of 0%.

On August 1, 2013, the Company entered into option cancellation agreements with all holders of its outstanding stock options as of August 1, 2013. As such, all outstanding option grants were cancelled on that date. During the period from January 1, 2013 through July 31, 2013, the Company recorded a stock compensation expense of $0.5 million. On August 2, 2013, the Company reversed an amount of $0.8 million of stock compensation expense related to the forfeiture of unvested stock options. As of December 31, 2013, the Company had no outstanding stock grants. Subsequent to the year ended December 31, 2013, the Board of Directors has approved a new 2014 equity incentive plan (See Note 15 for details).

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

A summary of stock option activity and related information for the years ended December 31, 2013 and 2012 is presented below:
		Weighted
	Number of	Average
	Options	Exercise Price
Options
Outstanding, December 31, 2011	100,000	$3.75
Granted	2,406,895	3.14
Forfeited	-	-
Exercised	-	-
Outstanding, December 31, 2012	2,506,895	3.16
Granted	50,000	3.90
Forfeited	(2,556,895)	3.18
Exercised	-	-
Total outstanding at December 31, 2013	-	$-
Total exercisable at December 31, 2012	671,585	$3.11
Total exercisable at December 31, 2013	-	-

13.        DERIVATIVE LIABILITY

As discussed in Note 12, the Company analyzed the embedded conversion feature of the Series A-2 Preferred Stock and determined that it qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series A-2 Preferred Stock based on the assumptions below:

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 2013	August 2013
Annual volatility rate	80%	80%
Risk free rate	0.78%	0.82%
Holding Period	3.00 years	3.42 years

The below table represents the change in the fair value of the derivative liability during the year ended December 31, 2013:

Fair value of derivative on the date of issuance,	$5,498,383
Gain on change in fair value of derivative	(200,659)
Fair value of derivative, December 31, 2013	$5,297,724

14.          INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of current taxable losses, at December 31, 2013, the Company believes it is not more likely than not that the Company will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

As of December 31, 2013, the net operating losses available to offset future taxable income in the U.S federal and state jurisdictions were $15.5 million.

The table below represents the deferred income tax assets related to the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis for the year ended December 31, 2013 and 2012:

(In thousands)
	December 31, 2013	December 31, 2012
Deferred tax Assets:
Net operating losses	$5,440	$2,130
Total deferred tax assets	5,440	2,130

Valuation allowance	(5,440)	(2,130)
Net deferred tax assets	$-	$-

15.            SUBSEQUENT EVENTS

On January 15, 2014, the Company, through its subsidiary CIG BTS Towers, LLC completed the purchase of three towers for $0.8 million from Cleartalk.

On January 21, 2014, the Company paid the cash dividends accrued on the Series B Preferred Stock for the period from July 1, 2013 through December 31, 2013 of $152,460. The dividends were declared by the Board on January 14, 2014.

On January 29, 2014, the Board of Directors adopted the 2014 Equity Incentive Plan of the Company, which authorizes the issuance of up to 20,000,000 shares of Common Stock (including 10,306,740 shares of Common Stock which may be awarded pursuant to a special management incentive program established under the 2014 Equity Incentive Plan and certain shares of Common Stock which may be issued to the recipients of Restricted Stock (as hereinafter defined) for anti-dilution purposes). 7,080,255 shares of restricted Common Stock subject to certain vesting, forfeiture and voting restrictions (such shares, while such restrictions are in effect, the “Restricted Stock”) were issued to certain officers, directors and employees of the Company under the 2014 Equity Incentive Plan on February 29, 2014. The Restricted Stock grants will vest when participants satisfy the applicable continuing service conditions and a Realization Event or a Partial Realization Event (as such terms are defined in the 2014 Equity Incentive Plan) occur on or prior to December 31, 2020, subject to those limitations set forth in each participant’s award.  The participants will satisfy the continuing service conditions with respect to 20% of the shares of Restricted Stock on the first six-month anniversary of the grant date, and on each of the four annual anniversaries of the grant date thereafter; provided that the employee remains in continuous employment with the Company or its Affiliates through each applicable anniversary date and a Realization Event must occur on or prior to December 31, 2020.

CIG WIRELESS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of the Restricted Stock have the right to receive additional shares of Restricted Stock in connection with future issuances of Series A-2 Preferred Stock to the Fir Tree Investors (the “Anti-Dilution Rights”).  In connection with the Anti-Dilution Rights, the Company has issued the holders of the Restricted Stock an additional 385,413 shares of Restricted Stock subsequent to the period covered by this Report.

On March 7, 2014, the Company issued 30,000 shares of Series A-1 Preferred Stock and 3,230,442 shares of Series A-2 Preferred stock to the Fir Tree Investors for proceeds of $3.0 million. The proceeds were used to fund the acquisition of six towers from STAR completed on March 7, 2013 for a purchase price of $2.7 million. The Company has also issued to the Fir Tree Investors, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock.  In addition, the Company has issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock in connection with an indemnification claim made by the Fir Tree Investors pursuant to the Purchase Agreement.

Subsequent to December 31, 2013 and through the date of issuance of this Report, the Company borrowed an aggregate of $3,000,000 under the Credit Facility (see Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the existence of a material weakness in the design and effectiveness of disclosure controls and procedures discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this evaluation, our management concluded that the following material weakness existed in our design and effectiveness of our disclosure controls and procedures:

1.	As of December 31, 2013, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

As a result of the weakness, our internal control over financial reporting is not effective as of December 31, 2013. The Company continues to assess additional resources that may be utilized and additional policies that may be implemented to improve our controls and procedures in an effort to remediate this weakness. The Company is currently documenting its accounting processes and implementing new policies which once implemented and tested will remediate the above material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Subsequent to the period covered by this Report, on March 25, 2014, the Company entered into an employment agreement with Mr. Gay-Crosier.  Such agreement shall have an initial term of two years, and shall renew for successive one year periods in the absence of written notice of non-renewal.  Mr. Gay-Crosier shall be paid a base salary of $234,000 per annum, and shall be eligible for an annual discretionary bonus of 30% of his base salary, subject to the determination of the Company’s Compensation Committee.  The Company shall also match 100% of the first 3% of Mr. Gay-Crosier’s employee benefit plan contributions, and 50% of the next 2% of Mr. Gay-Crosier’s employee benefit plan contributions.  To offset the costs associated with Mr. Gay-Crosier’s relocation from Switzerland to the United States, Mr. Gay-Crosier is entitled to be paid up to $25,000 for reimbursement of relocation expenses.  Mr. Gay-Crosier has agreed to standard non-competition and non-solicitation provisions, which shall extend for 24 months following Mr. Gay-Crosier’s employment.  Mr. Gay-Crosier’s employment may be terminated upon ninety days’ notice.  If Mr. Gay-Crosier is terminated without cause, he shall be entitled to receive severance payments equal to six months of his base salary, less any amounts paid to Mr. Gay-Crosier during the notice termination period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of December 31, 2013 are set forth below:

Name	Age	Position
Paul McGinn	50	Chairman of the Board of Directors, President and Chief Executive Officer
Gabriel Margent	61	Director
Grant Barber	54	Director
Jarret Cohen	33	Director
Scott Troeller	45	Director
Romain Gay-Crosier	32	Treasurer and Chief Financial Officer

The following provides the biographical information regarding the current officers and directors of the Company as of December 31, 2013.

Paul McGinn has served as the Chief Executive Officer and as a member of the Board of Directors of the Company since February 6, 2012. Effective May, 14, 2012, Mr. McGinn was appointed as the Company’s President.  He has served as Chairman of the Board since August 1, 2013.  Prior to joining the Company, Mr. McGinn served as the President of TCP Consultants, Inc. from 2007 until 2012. TCP is a consulting firm that specializes in the telecommunications sector with a focus on wireless applications. From 2002 until 2007, Mr. McGinn was the Chief Executive Officer of TCP Communications, LLC. TCP was founded in September 2002, focusing on acquisitions and raw land development for wireless communication towers in the Eastern United States. From 1996 until 2002, Mr. McGinn served as the Director of Acquisitions for SBA, Inc. The Company has determined that Mr. McGinn’s extensive knowledge and experience in the tower industry and management has provided him with the knowledge, experience and relationships necessary to serve as an officer and director of the Company.

Gabriel Margent has served as a member of the Company’s Board of Directors since October 5, 2011 and is currently a member of the Audit Committee, Compensation Committee and the Nominating Committee of the Company. From November 1, 2010 until July 1, 2013, Mr. Margent served as a member of the Board of Directors of Gold Hills Mining, Ltd. From July 1, 2012 until July 1, 2013, Mr. Margent also served as the Chief Financial Officer of Gold Hills Mining, Ltd.  From 2008 through 2010, Mr. Margent was a Consultant. From 1987 to 2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking. The Company has determined that Mr. Margent’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Grant Barber has served as a member of the Company’s Board of Directors since April 19, 2013 and is a member of the Audit Committee, Compensation Committee and the Nominating Committee of the Company. Mr. Barber has served as the Executive Vice President and Chief Financial Officer of Hughes Communications, Inc. since February 2006. From 2003 to 2006, Mr. Barber served first as Controller and then as Executive Vice President and Chief Financial Officer for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets. From 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel Networks in the United States, Canada, France and England. Mr. Barber received his Bachelor degree in Business Administration from Wilfrid Laurier University and is a Canadian chartered accountant. He is also presently a member of the Board of Directors of Eningen Realty, Inc. The Company has determined that Mr. Barber’s extensive qualifications and experience as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Romain Gay-Crosier has served as the Company's Treasurer and Chief Financial Officer since August 8, 2011. Mr. Gay-Crosier has previously served in controlling and reporting divisions of family offices and investment companies. In September 2007, he joined ENEX Group Management SA, an investment company based in Switzerland. Acting as financial controller, Mr. Gay-Crosier was involved in multiple projects in areas such as aviation, telecom, food, cosmetics, renewable energies and natural resources. He was also in charge of the reporting processes and served as treasurer of ENEX Group Management SA and its affiliated companies.  Mr. Gay-Crosier resigned from ENEX in August of 2013.

Jarret Cohen has served as a member of the Company’s Board of Directors since August 1, 2013 and is a member of the Audit Committee of the Company’s Board of Directors.  Mr. Cohen is Head of Private Real Estate at Fir Tree Partners since 2010, a global investment firm that manages private investment funds for endowments, charitable and philanthropic foundations, pension funds and other institutional and private investors. From 2008 to 2010, Mr. Cohen served as Senior Manager at Paramount Group where he was responsible for the Acquisitions Group and leading the firm’s structured investments. From 2006 to 2008, Mr. Cohen served in the Principal Investment Group at Merrill Lynch’s global real estate practice where he was responsible for the US portfolio. Mr. Cohen received his Bachelor’s degree in Economics from the University of Pennsylvania. The Company has determined that Mr. Cohen’s extensive experience in finance has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Scott Troeller has served as a member of the Company’s Board of Directors since August 1, 2013 and is a member of the Compensation Committee of the Company’s Board of Directors.  Mr. Troeller joined Fir Tree as a Managing Director in 2012 focusing on private investments and leads Titan Grove Holdings, an evergreen funding vehicle formed by the founders of Fir Tree and focused on strategic private investments in small to mid-market companies primarily in North America. Prior to Fir Tree, Mr. Troeller was a Partner at Veronis Suhler Stevenson, a middle market private investment firm focused on making investments in the information, business services, education, media and telecommunications industries. While at Veronis Suhler Stevenson, Mr. Troeller served as Partner and Member of the Executive and Investment Committees for both private equity and mezzanine debt funds. From 1991 to 1996, Mr. Troeller worked as an investment banker at JP Morgan where he focused on mergers and acquisitions. Mr. Troeller holds a bachelor’s degree from Rutgers University. The Company has determined that Mr. Troeller’s extensive experience in finance has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

Family Relationships

There are no family relationships among any of our directors or executive officers except for the following:

During 2013, Mr. Romain Gay-Crosier, the Company’s Chief Financial Officer since August 2011, married the step-daughter of Mr. Paul McGinn, the Company’s Chief Executive Officer.

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

The Company has appointed Mr. Gabriel Margent and Mr. Grant Barber as independent directors. In addition to the Company’s Code of Ethics compliance program, the Company anticipates requesting Mr. Margent and Mr. Barber to independently and periodically review and resolve potential conflicts of interest.

Involvement in Certain Legal Proceedings

None.

Corporate Governance Matters

Audit Committee and Charter

On September 23, 2013 the Board approved an amendment to the Charter of the Company’s audit committee (“Audit Committee”) to modify the composition of such committee. The Charter of the Audit Committee was further amended on March 28, 2014 to clarify the standard for the independence of Audit Committee members. The Audit Committee shall consist of three (3) members of the Board of Directors, each of whom shall be independent to the extent required by Section 10A(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

The Audit Committee currently consists of Mr. Gabriel Margent, Mr. Grant Barber and Mr. Jarret Cohen. Mr. Barber joined the Audit Committee on April 19, 2013 and Mr. Jarret Cohen joined on September 23, 2013.

The Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the Audit Committee.

Audit Committee Financial Expert

The Board has determined that Mr. Gabriel Margent qualifies as an audit committee financial expert as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

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

Disclosure Committee and Charter

On September 23, 2013, the Board approved the termination of the Disclosure Committee which had previously consisted of all members of the entire Board of Directors. The Board determined that the level of the activities pertaining to review, oversight and disclosure determinations do not require a Disclosure Committee.

Director Independence

As of the date of this Report, Mr. Gabriel Margent and Mr. Grant Barber are the only members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A-(3) of the Exchange Act.

Compensation Committee and Charter

Effective January 23, 2013, the Board of Directors of the Company adopted a charter for the operations of the Compensation Committee. The members of the Compensation Committee are Mr. Gabriel Margent, Mr. Grant Barber and Mr. Scott Troeller. Mr. Barber and Mr. Troeller were appointed to the Compensation Committee on April 19, 2013 and September 23, 2013, respectively.

The primary responsibilities of the compensation committee are among other things to periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments, assisting the Board with establishing the Chief Executive Officer’s annual goals and recommend his compensation to the other members of the Board, and oversee an evaluation  of the performance of the Company’s executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.

Nominating Committee and Charter

Effective January 23, 2013, the Board adopted a charter for the operations of the Nominating Committee which consists of at least two independent directors. The members of the Nominating Committee are Mr. Gabriel Margent and Mr. Grant Barber. Mr. Margent and Mr. Barber were appointed to the Nominating Committee on January 23, 2013 and April 19, 2013, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2013 all such filing requirements applicable to our Company were complied with on a timely basis, except for the following filings:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Paul McGinn	2	2	-
Grant A. Barber	2	2	-
Gabriel Margent	1	1	-

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors approves based on the recommendation of the Compensation Committee all compensation and awards to the individuals included in the Summary Compensation Table. The Board of Directors may get involved, recommends or approves the compensation or awards to other employees of the Company. The Board reviews the overall compensation philosophy and strategy of the Company, establishes corporate goals and objectives relevant to the Chief Executive Officer’s (“CEO’s”) compensation, evaluates the CEO’s performance in light of those goals and objectives, reviews and approves the compensation structure for other employees or executives and reviews and approves the CEO’s recommendations regarding director compensation or other officers or employees of the Company.

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

Elements of compensation

Our compensation packages may include in addition to compensation, bonuses, equity compensation or other benefits. Equity compensation include equity compensation in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards in accordance with the 2014 Equity Incentive Plan adopted on January 29, 2014.

Base salary. Base salary for our executives is determined based on the specific level and experience of the executive and the position’s responsibilities. Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region.

Variable component. Variable goals may be established by the Board after discussion with the executive which will result in additional compensation or bonus that varies depending on the level of achievement of these goals. The variable component may be in the form of cash compensation or equity awards.

Restricted Stock Awards.  Subsequent to the period covered by this Report, the Company adopted its 2014 Equity Incentive Plan, pursuant to which the Company has awarded Restricted Stock to certain officers, directors and employees.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries, during the year ended December 31, 2013, the three months ended December 31, 2012 and the year ended September 30, 2012 by our current principal executive officer and principal financial officer who served as executive officers as of December 31, 2013.

Name and Principal Position	Fiscal Year		Salary	Bonus		Options Awards (1)		All Other Compensation		Total
Paul McGinn (2)	2013		$300,000	$150,000	(5)	$-	(8)	$94,758	(9)	$544,758
Chairman of the Board,	2012-a	(3)	69,234	25,000	(6)	-	(8)	25,949	(10)	120,183
President and Chief	2012-b	(4)	201,933	75,000	(7)	2,414,031	(8)	72,006	(11)	2,762,970
Executive Officer
Romain Gay-Crosier (12)	2013		27,900	87,750	(13)	-		-		115,650
Chief Financial Officer	2012-a	(3)	-	-		-		-		-
	2012-b	(4)	-	-		-		-		-

(1)	Reflects the total grant date fair value for awards granted in 2012 and do not reflect actual compensation realized by our named executive officers. The aggregate grant date fair value of stock options awards granted within the fiscal year was determined in accordance with ASC 718 “Compensation, Stock Compensation”. Effective August 1, 2013, all stock options grants issued by the Company were terminated.
(2)	Mr. McGinn was appointed as the Chief Executive Officer of the Company on February 6, 2012. Mr. McGinn did not provide services and was not an employee of the Company prior to that date. His salary reflects the amounts paid to him during the year ended December 31, 2013, the three months ended December 31, 2012, and the fiscal year ended September 30, 2012. Under his employment agreement, Mr. McGinn has also the right to receive a life insurance policy and other benefits as an employee of the Company.
(3)	2012-a represents the transition period from October 1, 2012 to December 31, 2012 as a result of the Company changing its fiscal year end from September 30 to December 31.
(4)	2012-b represents the year ended September 30, 2012.
(5)	Reflects the bonuses earned by Mr. McGinn during the year 2013 of $150,000 and paid during 2014.
(6)	Reflects the bonuses earned by Mr. McGinn of $25,000 for the three months ended December 31, 2012 and paid during 2013. This bonus was not reported in the Transition Report on Form 10-K for the period from October 1, 2012 to December 31, 2012 due to the Company’s inability to determine the bonus amount at the time.
(7)	Reflects the bonuses earned by Mr. McGinn of $75,000 for the year ended September 30, 2012 and paid during 2013. This bonus was not reported in the Annual Report on Form 10-K for the year ended September 30, 2012 due to the Company’s inability to determine the bonus amount at the time.
(8)	Represents the grant date fair value of the option awards to Mr. Paul McGinn. On August 1, 2013, all stock options grants issued to Mr. Paul McGinn were terminated.
(9)	Represents the Company’s portion of health benefits of $9,903, Company matching 401K contributions of $15,300, payments for apartment rental of $29,220 and leased vehicle of $16,158 and taxes on grossed up fringe benefits of $24,177.
(10)	Represents the Company’s portion of health benefits of $1,679, Company match 401K contributions of $2,769, payments for apartment rental of $4,870 and leased vehicle of $4,040 and taxes on grossed up bonuses of $12,591.
(11)	Represents the Company’s portion of health benefits or $4,600, Company match 401K contributions of $5,078, payments for apartment rental of $17,629 and leased vehicle of $6,928 and taxes on grossed up bonuses of $37,771.
(12)	Mr. Gay-Crosier serves as the Chief Financial Officer of the Company. He has received no direct compensation from the Company from the date of appointment until July 31, 2013. Effective November 1, 2013, Mr. Gay-Crosier fully transitioned to CIG Wireless. The Compensation presented in the table reflects the compensation for the period from November 1, 2013. Prior to August 1, 2013, Mr. Gay-Crosier was an employee of ENEX Group Management SA, a related company to ENEX Capital Partners AG who is a shareholder of the Company and owned 7.2% of the Company’s Common Stock as of December 31, 2012. Prior to August 1, 2013, Mr. Gay-Crosier received his compensation from ENEX through the consulting fees paid to them by the Company of $19,500 per month.
(13)	Reflects bonuses paid to Mr. Gay-Crosier of $87,750 earned for 2013 of which $58,500 was paid during 2013 and $29,250 was paid during 2014.

Outstanding Equity Awards as of December 31, 2013

As of December 31, 2013, there were no outstanding equity awards. Effective August 1, 2013, all equity awards outstanding as of such date were cancelled.

Name and Principal Position	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
	Exercisable	Not exercisable

Paul McGinn(1)	-	-	-	-
Romain Gay-Crosier(1)	-	-	-	-

(1)	See discussion below under the caption “Employment Agreements” for disclosures regarding option grants to Mr. Paul McGinn and Mr. Gay-Crosier.

Employment Agreement with Paul McGinn, President and Chief Executive Officer

Mr. McGinn’s employment is governed by the employment agreement entered into on July 25, 2012 (the “McGinn Employment Agreement”) reflecting the terms and conditions of agreement with the Company set forth in the binding term sheet dated January 27, 2012. The employment agreement has a term of three years and shall renew for one-year periods unless either Mr. McGinn or the Company provides notice of non-renewal. Pursuant to the Employment Agreement, Mr. McGinn’s compensation will be $450,000 per year for his services as an officer, consisting of fixed component of $300,000 per year, and a variable component of up to $150,000 per year. All variable component goals will be set at the beginning of each year between Mr. McGinn and the Board. Performance with respect to the variable component shall be measured at the end of the year. Mr. McGinn shall also receive a life insurance policy and other benefits as an employee of the Company. Mr. McGinn received options to purchase 1,956,895 shares at an exercise price of $3.00 per share of Common Stock.

On August 1, 2013, the Company entered into an amendment (the “McGinn Amendment”) to the McGinn Employment Agreement. Pursuant to the McGinn Amendment, all of the options held by Mr. McGinn on such date were cancelled. The Company and Mr. McGinn agreed to negotiate to establish a new incentive plan for the Company’s management.  The Company and Mr. McGinn agreed that the variable component of Mr. McGinn’s base salary shall only be payable if Mr. McGinn is employed by the Company as of the date such payment is due and payable. In addition, the McGinn Amendment provides that in the event that Mr. McGinn is terminated without cause or upon disability, he shall receive aggregate severance payments of $450,000 in accordance with the Company’s regular payroll procedures for twelve (12) months. The McGinn Amendment also provides that so long as Mr. McGinn serves as Chief Executive Officer, he shall also serve on the Board and be appointed as Chairman of the Board.

Subsequent to the period covered by this Report, on January 29, 2014, the Company’s Compensation Committee adopted the 2014 Equity Incentive Plan. Subsequently, Mr. McGinn received an award of 5,561,865 shares of Restricted Stock. The terms of Mr. McGinn’s award are described in the Current Report on Form 8-K filed by the Company with the SEC on March 5, 2014, which is incorporated herein by reference thereto.  In connection with Anti-Dilution Rights of the holders of the Restricted Stock (as described below), Mr. McGinn received an additional 302,758 shares of Restricted Stock subsequent to the period covered by this Report in connection with additional issuances of Series A-2 Preferred Stock to the Fir Tree Investors.

Employment Agreement with Romain Gay-Crosier, Chief Financial Officer

Subsequent to the period covered by this Report, on March 25, 2014, the Company entered into an employment agreement with Mr. Gay-Crosier.  Such agreement shall have an initial term of two years, and shall renew for successive one year periods in the absence of written notice of non-renewal.  Mr. Gay-Crosier shall be paid a base salary of $234,000 per annum, and shall be eligible for an annual discretionary bonus of 30% of his base salary, subject to the determination of the Company’s Compensation Committee.  The Company shall also match 100% of the first 3% of Mr. Gay-Crosier’s employee benefit plan contributions, and 50% of the next 2% of Mr. Gay-Crosier’s employee benefit plan contributions.  To offset the costs associated with Mr. Gay-Crosier’s relocation from Switzerland to the United States, Mr. Gay-Crosier is entitled to be paid up to $25,000 for reimbursement of relocation expenses.  Mr. Gay-Crosier has agreed to standard non-competition and non-solicitation provisions, which shall extend for 24 months following Mr. Gay-Crosier’s employment.  Mr. Gay-Crosier’s employment may be terminated upon ninety days’ notice.  If Mr. Gay-Crosier is terminated without cause, he shall be entitled to receive severance payments equal to six months of his base salary, less any amounts paid to Mr. Gay-Crosier during the notice termination period.

Subsequent to the period covered by this Report, Mr. Gay-Crosier has received an award of 556,186 shares of Restricted Stock, as described in the Form 8-K filed with the SEC on March 5, 2014.  In connection with his Anti-Dilution Rights, Mr. Gay-Crosier received an additional 30,275 shares of Restricted Stock subsequent to the period covered by this Report in connection with additional issuances of Series A-2 Preferred Stock to the Fir Tree Investors.

Compensation of Non-Executive Directors

Mr. Margent, Mr. Barber, Mr. Rieder and Mr. Baker were compensated on a monthly basis an amount of $5,000 of which $2,500 was payable monthly. The balance of such compensation was accrued until such date as the Company received capital investments in the amount of $10,000,000 at which time all accrued and unpaid amounts will be paid. Mr. Baker and Mr. Rieder were paid their outstanding balances subsequent to their resignation from the Board on March 22, 2013 and August 1, 2013, respectively. The outstanding balances of Mr. Margent and Mr. Barber were also settled during the third quarter of 2013. In addition, Mr. Barber received a stock option grant on April 19, 2013 which was terminated August 1, 2013.  Mr. Jarret Cohen and Mr. Scott Troeller did not receive any compensation during 2013.

The Company also reimburses travel expenses incurred in connection with attending board meetings. Directors do not earn any additional fees in connection with being a member of any of our committees. On September 23, 2013 the Board approved the termination of the Disclosure Committee which had previously consisted of all members of the entire Board of Directors.  In addition to the Disclosure Committee, the service of members of Board on Board committees is as follows.  Mr. Gert Rieder was a member of the Audit Committee, Compensation Committee and Nominating Committee during the period of his service to the Company. Mr. Baker was not a member of any committee during the period of his service to the Company. Mr. Gabriel Margent and Mr. Grant Barber are members of the Audit Committee, Compensation Committee and Nominating Committee. Mr. Jarret Cohen has served on the Audit Committee since September 23, 2013. Mr. Scott Troeller has served on the Compensation Committee since September 23, 2013. The role of each Committee is addressed below:

-	Audit Committee: The Audit Committee is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditors and any outside advisors engagement by the Audit Committee.

-	Compensation Committee: The Compensation Committee’s role is to periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments, assisting the Board with establishing the Chief Executive Officer’s annual goals and recommend his compensation to the other members of the Board, and oversee an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.

-	The Nominating Committee's role is to evaluate on an annual basis and report to the Board on the performance and effectiveness of the Board to facilitate the directors fulfilling their responsibilities and make recommendations for nomination for election to the Board at the annual meeting of shareholders and for appointment to all the committees of the Board.

For the year ended December 31, 2013, the Company paid the following amounts for services provided by our non-executive directors:

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total

Gabriel Margent	$60,000	$-	$-	$60,000
Grant Barber (2)	42,000	-	-	42,000
Jarret Cohen (3)	-	-	-	-
Scott Troeller (3)	-	-	-	-
Gert Rieder(4)	35,000	-	-	35,000
Sebastien Koechli(5)	-	-	-	-
Akram Baker (6)	15,000	-	-	15,000

(1)	Mr. Margent, Mr. Rieder and Mr. Baker received in 2012 a stock option grant for 50,000 shares each. On April 19, 2013, Mr. Barber received a stock option grant for 50,000 shares. As of March 22, 2013, Mr. Baker's grant was terminated in accordance with its terms. On August 1, 2013, Mr. Margent, Mr. Barber and Mr. Rieder's grants were terminated.

(2)	Mr. Grant Barber was elected as member of the Board of Directors effective April 19, 2013. Compensation shown in the table include the fees earned for the period from April 19, 2013 until December 31, 2013. Mr. Barber did not provide services to the Company prior to April 19, 2013.

(3)	In accordance with the Series A-1 and Series A-2 Certificate of Designation, the holders of a majority of the outstanding shares of Series A-1 Preferred Stock have the right to elect two directors of the Company. Mr. Jarret Cohen and Mr. Scott Troeller, both executives of Fir Tree Partners, were appointed as members of the Board of Directors effective August 1, 2013.Mr. Cohen and Mr. Troeller do not receive any compensation from the Company.

(4)	Mr. Gert Rieder resigned from the Board of Directors on August 1, 2013. Compensation shown in the table includes the fees earned for the period from January 1, 2013 until July 31, 2013.

(5)	Mr. Sebastien Koechli resigned from the Board of Directors on August 1, 2013. Mr. Koechli did not receive any compensation during 2013. Mr. Koechli was compensated through ENEX. Mr. Koechli is part of the management of ENEX, a related party and the Company paid ENEX consulting fees in the amount of $12,500 per month for the services rendered by Mr. Koechli during the period of January 1, 2013 until July 31, 2013.

(6)	Mr. Akram Baker resigned from the Board of Directors effective March 22, 2013. Compensation shown in the table include the fees earned for the period from January 1, 2013 until March 31, 2013.

2014 Equity Incentive Plan

On January 29, 2014, the Compensation Committee of the Board of Directors of the Company adopted a 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). On February 14, 2014, the 2014 Equity Incentive Plan was amended to provide for awards of up to an aggregate of 20,000,000 shares of Common Stock (including 10,306,740 shares of Common Stock which may be awarded and certain shares of Common Stock which may be issued to the recipients of Restricted Stock for anti-dilution purposes). The 2014 Equity Incentive Plan is intended to further the growth and profitability of the Company by increasing incentives and encouraging share ownership on the part of the employees, members of the Board, and independent contractors of the Company and its subsidiaries. The 2014 Equity Incentive Plan (as amended) provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards.

On January 29, 2014, the Compensation Committee approved the award of 7,080,255 shares of restricted stock under the 2014 Equity Incentive Plan to certain officers, directors and employees of the Company subject to vesting, forfeiture and voting restrictions as set forth in the Form 8-K filed with the SEC on March 5, 2014, which is incorporated herein (such shares, the “Restricted Stock”). Of the shares of Restricted Stock issued by the Company under the 2014 Equity Incentive Plan, (i) 5,561,865 shares of Restricted Stock were granted to Paul McGinn, the Chief Executive Officer of the Company and a member of the Board; (ii) 556,186 shares of Restricted Stock were granted to Romain Gay-Crosier, the Chief Finance Officer of the Company; and (iii) 166,856 shares of Restricted Stock were granted to each of Mr. Gabriel Margent and Mr. Grant Barber, members of the Board of Directors.

The Restricted Stock grants will vest when participants satisfy the applicable continuing service conditions and a Realization Event (as defined in the 2014 Equity Incentive Plan) or a Partial Realization Event occur on or prior to December 31, 2020, subject to those limitations set forth in each participant’s award.  The participants will satisfy the continuing service conditions with respect to 20% of the shares of Restricted Stock on the first six-month anniversary of the grant date, and on each of the four annual anniversaries of the grant date thereafter; provided that the employee remains in continuous employment with the Company or its Affiliates through each applicable anniversary date and a Realization Event must occur on or prior to December 31, 2020.

The holders of the 2014 Equity Incentive Plan Restricted Stock have the right to receive additional shares of Restricted Stock in connection with future issuances of Series A-2 Preferred Stock to the Fir Tree Investors (the “Anti-Dilution Rights”), as described in Form 8-K filed with the SEC on March 5, 2014.  In connection with the Anti-Dilution Rights, the Company has issued the holders of the Restricted Stock an additional 385,413 shares of Restricted Stock subsequent to the period covered by this Report.  Mr. McGinn received an additional 302,758 shares of Restricted Stock, Mr. Gay-Crosier received an additional 30,275 shares of Restricted Stock, and each of Mr. Margent and Mr. Barber received an additional 9,083 shares of Restricted Stock.

Pursuant to the Restricted Stock awards pursuant to which certain officers, directors and employees of the Company received the Restricted Stock, each recipient of the Restricted Stock has appointed Fir Tree Inc. to act as his or her proxy and attorney-in-fact to vote all of his or her shares of Restricted Stock with respect to all matters to which he or she is entitled to vote.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2014 by: (i) each director of the Company; (ii) each of the Company’s named executive officers; (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s issued and outstanding voting stock; and (iv) all directors and named executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.  The percentage of ownership set forth below is based on 38,166,791 shares of Common Stock issued and outstanding at March 31, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC, in computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock which are currently convertible or exercisable or convertible or exercisable within 60 days of March 31, 2014 by such person, however these such shares are not deemed outstanding for computing the percentage ownership of any other person.  The address of each executive officer and director is c/o CIG Wireless Corp., Five Concourse Parkway, Suite 3100, Atlanta, Georgia 30328.  For information relating to beneficial owners of greater than 5% of our Common Stock who are not insiders, we rely upon the reports filed by such persons or entities with the SEC.

Name of beneficial owners	Number of Shares Beneficially Owned		Percentage Ownership
Five Percent Stockholders:
Fir Tree Inc. Fir Tree Capital Opportunity (LN) Master Fund, L.P. Fir Tree REF III Tower LLC 505 Fifth Avenue, 23rd Floor New York, New York 10017	47,138,608	(1)	60.6%
Housatonic Equity Partners IV, L.L.C. Housatonic Equity Investors IV, L.P. Housatonic Equity Affiliates IV, L.P. One Post Street, Suite 2600 San Francisco, California 94140	8,073,949	(2)	21.2%
Wireless Investment Fund AG Seestrasse 1, CH-6330 Cham Switzerland	10,000,000		26.2%
Compartment IT2, LP Five Concourse Parkway, Suite 3100 Atlanta, Georgia 30328	7,050,811	(3)	15.6%
Compartment IT5, LP Five Concourse Parkway, Suite 3100 Atlanta, Georgia 30328	3,959,118	(4)	9.4%
Executive Officers and Directors:
Paul McGinn, Chief Executive Officer, President and Director	5,914,623	(5)	15.5%
Grant Barber, Director	175,939	(6)	*
Gabriel Margent, Director	175,939	(7)	*
Jarret Cohen, Director (8)	-		-
Scott Troeller, Director (8)	-		-
Romain Gay-Crosier, Chief Financial Officer and Treasurer	586,461	(9)	1.5%
All Executive Officers and Directors as a Group	6,852,962	(10)	18.0%
* Represents less than 1%.

(1)
As reported on its Schedule 13D (Amendment No. 4) filed with the SEC on March 14, 2014, Fir Tree Inc. has shared dispositive power and shared voting power with respect to 39,672,940 shares of Series A-2 Preferred Stock which, as of the date of this Report, is convertible on a 1-for-1 basis into 39,672,940 shares of Common Stock.  Each of Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC have shared dispositive power and shared voting power with respect to 19,836,470 shares of Series A-2 Preferred Stock which, as of the date of this information statement, are convertible on a 1-for-1 basis into 19,836,470 shares of Common Stock. Fir Tree Inc. is the investment manager to Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF Tower III LLC and has the power to exercise all voting rights with respect to the securities.  In addition, as of the date of this Report, Fir Tree Inc. has voting power over 7,465,668 shares of Restricted Stock issued to certain officers, directors and employees of the Company pursuant to the 2014 Equity Incentive Plan.

(2)
As reported on its Schedule 13D filed with the SEC on August 9, 2013, Housatonic Equity Partners IV, L.L.C. serves as the sole general partner of each of Housatonic Equity Investors IV, L.P. and Housatonic Equity Affiliates IV, L.P. and has voting and investment control over the 7,718,143 securities owned by Housatonic Equity Investors IV, L.P. and the 355,806 securities owned by Housatonic Equity Affiliates IV, L.P.

86

(3)
Compartment IT2, LP has dispositive power and voting power with respect to certain Class A Interests in Communications Infrastructure Group, LLC, which, as of March 31, 2014, are convertible into 7,050,811 shares of Common Stock.

(4)
Compartment IT5, LP has dispositive power and voting power with respect to certain Class A Interests in Communications Infrastructure Group, LLC, which, as of March 31, 2014, are convertible into 3,959,118 shares of Common Stock.

(5)
Mr. Paul McGinn has sole voting power over 50,000 shares of Common Stock purchased during 2013 at $2 per share, and owns 5,864,623 shares of Restricted Stock. Pursuant to the Restricted Stock Award pursuant to which Mr. McGinn received the Restricted Stock, Mr. McGinn has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. McGinn are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Award pursuant to which such shares of Restricted Stock were awarded to Mr. McGinn.

(6)
Mr. Grant Barber owns 175,939 shares of Restricted Stock. Pursuant to the Restricted Stock Awards pursuant to which Mr. Barber received the Restricted Stock, Mr. Barber has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. Barber are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. Barber.

(7)
Mr. Gabriel Margent owns 175,939 shares of Restricted Stock. Pursuant to the Restricted Stock Awards pursuant to which Mr. Margent received the Restricted Stock, Mr. Margent has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. Margent are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. Margent.

(8)
Each of Mr. Cohen and Mr. Troeller serves as an employee of Fir Tree Inc. which is affiliated with the Fir Tree Investors.  However, neither of Mr. Cohen nor Mr. Troeller has any sole or shared power to vote or control the disposition of any shares of the Company.

(9)
Mr. Romain Gay-Crosier owns 586,461 shares of Restricted Stock. Pursuant to the Restricted Stock Awards pursuant to which Mr. Gay-Crosier received the Restricted Stock, Mr. Gay-Crosier has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. Gay-Crosier are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. Gay-Crosier.

(10)
The 6,852,962 shares beneficially owned by all executive officers and directors as a group includes shares owned by Paul McGinn, Romain Gay-Crosier, Gabriel Margent and Grant Barber. 6,802,962 shares of Restricted Stock owned by each of the Company’s officers and directors are included three times in the table in accordance with the rules governing disclosure of beneficial ownership (this figure includes 5,864,623 shares of Restricted Stock owned by Paul McGinn, but does not include 50,000 shares of Common Stock owned by Mr. McGinn, which do not represent Restricted Stock, but rather were purchased by Mr. McGinn and which appear twice in the table). In addition to being shown as owned by the respective officer or director individually, shares owned by each officer and director are also included within the 6,852,962 shares beneficially owned by all executive officers and directors as a group.  Of the 6,852,962 shares owned by the executive officers and directors as a group, 6,802,962 shares are Restricted Stock, and are therefore also included within the 7,465,668 shares of Restricted Stock which Fir Tree Inc. has voting power over.  The 7,465,668 shares of Restricted Stock Fir Tree Inc. has voting power over includes 6,802,962 owned by the Company’s officers and directors, and 662,706 shares of Restricted Stock owned by other employees of the Company.  Fir Tree Inc. has beneficial ownership of a total of 47,138,608 shares.

The Company is not aware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

Changes in Control

As a result of the issuance of the shares of Series A-2 Preferred Stock to the Fir Tree Investors on December 18, 2013, the Fir Tree Investors have acquired, and now exercise voting control over a majority of the Company’s issued and outstanding voting securities. Each share of Series A-2 Preferred Stock is initially convertible on a one-for-one basis into Common Stock. In addition, the holders of Series A-2 Preferred Stock are entitled to vote on all matters on which the holders of Common Stock may vote, in the same manner and with the same effect as the holders of Common Stock, voting together with the holders of Common Stock as a single class. Prior to December 18, 2013, the Fir Tree Investors controlled 47.5% of the Company’s Common Stock and were the Company’s largest shareholders as of such date. Following the issuances on December 18, 2013, the Fir Tree Investors were deemed to beneficially own a majority of the issued and outstanding shares of the Company’s Common Stock.

The Fir Tree Investors own as of the date of this Report an aggregate of 39,672,940 shares of Series A-2 Preferred Stock. Fir Tree Inc. has voting power over 7,465,668 shares of Restricted Stock issued to certain officers, directors and employees of the Company pursuant to the 2014 Equity Incentive Plan.  As of the date of this Report, the Fir Tree Investors are therefore deemed to beneficially own and have voting power equivalent to 47,138,608 shares of Common Stock and exercise voting control over a majority of the Company’s issued and outstanding voting securities.

As of the date of this Report, the Company is unaware of any arrangement which may result in a change in control in the future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding shares of our common stock that may have been issued under our then-existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	n/a	-
Equity compensation plans not approved by security holders	-	n/a	1,000,000
Total	-	n/a	1,000,000

On January 23, 2013, the Company’s Board of Directors approved the Company’s 2013 Stock Option Plan.  As of December 31, 2013, there were no options outstanding pursuant to the Company’s 2013 Stock Option Plan.  Subsequent to the period covered by this Report, the Company’s Compensation Committee terminated the 2013 Stock Option Plan and there were no outstanding options as of the date of termination. In addition, On January 29, 2014, the Company’s Compensation Committee approved the 2014 Equity Incentive Plan and issued restricted stock awards thereunder, as described herein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than compensation arrangements for our named executive officers and directors, which are described in Item 11, there have been no transactions, since January 1, 2013, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest, except as follows:

-	On August 1, 2013, the Company entered into the Purchase Agreement with the Fir Tree Investors, pursuant to which the Fir Tree Investors purchased certain shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock from the Company, as described in Item 1, above.

-	On August 1, 2013, the Company the Fir Tree Investors, and Housatonic Equity Investors IV, L.P. (“HEI”), Housatonic Equity Affiliates IV, L.P. (“HEA”) and Chesapeake Towers Development, LLC (“CTD”, and together with HEI and HEA, the “Liberty Investors”) entered into a Rights Agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company shall have a call right to purchase all, but not less than all, of the Common Stock owned by the Liberty Investors, from January 1, 2015 through December 31, 2015. The call right purchase price shall be the greater of $1.00 per share (as adjusted to reflect stock splits, stock dividends, reclassifications, or similar events), or the fair market value, as defined in the Rights Agreement. If the Company has engaged an investment banker and consummates a sale of the Company within six months after the closing of the call right purchase from the Liberty Investors, then the call right purchase price amount shall be increased to reflect the additional amount, if any, that the Liberty Investors would have received had the sale of the Company occurred at the closing of the call right purchase. The Rights Agreement also provides the Liberty Investors with a put right to require the Company to purchase all or any portion of their shares in the event that prior to August 1, 2018, (i) the Company is not listed on NYSE MKT LLC, the Nasdaq Stock Market LLC (Global Select, Global and Capital Markets), New York Stock Exchange LLC or any successor exchange registered as a “National Securities Exchange” under Section 6 of the Exchange Act, as amended or the Toronto Stock Exchange, the TSX Venture Exchange, or any successor exchange in Canada; or (ii) there has not been a proposed transaction in which the Liberty Investors have an opportunity to sell all of their shares of Common Stock. The put right is exercisable for a period of 30 days after August 1, 2018. The purchase price by the Company for any shares purchased under the put right shall be the fair market value of such shares, as defined in the Rights Agreement, as of the date of exercise of the put right. If prior to August 1, 2018 one or more of the Fir Tree Investors proposes to sell its securities of the Company, the Liberty Investors shall have the right and option to participate in such proposed transaction on a pro rata basis, subject to customary terms and conditions generally applicable to co-sale transactions. If prior to August 1, 2018, the Company proposes to consummate a sale of more than fifty (50%) percent of the outstanding voting securities of the Company, whether by merger, consolidation, joint venture, exchange or otherwise, the Fir Tree Investors shall have a drag-along right and option to require that the Liberty Investors participate in such transaction on a pro-rata basis, subject to customary terms and conditions generally applicable to drag-along transactions.

-	The Company and the Fir Tree Investors entered into the Registration Rights Agreement on August 1, 2013. The Company has agreed, upon the demand of the Fir Tree Investors, to prepare and file a Registration Statement on Form S-3 (or such other form as available if Form S-3 is not available) covering the resale of the shares of Common Stock issued or issuable to the Fir Tree Investors upon conversion of the Series A-2 Preferred Stock. If the Registration Statement is not filed with the SEC within 30 days of a demand for registration or is not declared effective by the SEC within 60 days after filing (subject to certain exceptions) or the Company is otherwise in breach of the Registration Rights Agreement, the Company shall be subject to liquidated damages payable to the Fir Tree Investors in the amount of 1.5% of the aggregate purchase price paid by the Fir Tree Investors pursuant to the Purchase Agreement for the securities to be covered by such Registration Statement.

-	On August 1, 2013, the Company and the Fir Tree Investors entered into the Stand Down Agreement whereby the Fir Tree Investors agreed that they will not, during a period ending December 31, 2014, sell, grant, dispose or transfer any shares of the Common Stock of the Company. The Stand Down Agreement was filed as an exhibit to the Form 8-K filed with the SEC on August 7, 2013, and is subject to certain exceptions set forth therein. As a result of the limitations set forth in the Stand Down Agreement, the Company currently believes that it is unlikely the Fir Tree Investors will exercise their registration rights during any period in which the Company may not be able to have a Registration Statement declared effective by the SEC due to the lack of audited STAR or Liberty financial statements. However, there is nonetheless a risk that the Fir Tree Investors could exercise their registration rights pursuant to early termination of the Stand Down Agreement which could then require the Company to pay the liquidated damages if a Registration Statement cannot be declared effective. Such payments of liquidated damages could have a material adverse effect on our business, operating results and financial condition.

-
Messrs. Troeller and Cohen, directors of the Company, are managing director and head of private real estate, respectively of Fir Tree Inc. Funds managed by Fir Tree Inc. own, and exercise voting control over, a majority of the Company’s issued and outstanding voting securities.

-	On August 1, 2013 the Company and the Fir Tree Investors entered into a letter agreement (the “Equity Letter”) with respect to Michael Hofe and B. Eric Sivertsen, the former management team of Liberty Towers, LLC, pursuant to which the Company agreed to negotiate with Messrs. Hofe and Sivertsen regarding the terms and conditions of certain option grants. Under the terms of the Equity Letter, the Fir Tree Investors agreed to support such grants on such detailed terms and conditions as shall be subject to the approval of the Fir Tree Investors, as determined in their sole discretion. Subsequent to the execution of the Equity Letter, Mr. Sivertsen resigned as an employee of the Company.

-	On December 18, 2013, the Company and the Fir Tree Investors entered into a Supplemental Agreement regarding the purchase of an aggregate of 60,000 shares of Series A-1 Preferred Stock and 5,139,192 shares of Series A-2 Preferred Stock for a purchase price of $6,000,000.

-	On March 7, 2014, the Company and the Fir Tree Investors entered into a Second Supplemental Agreement. Pursuant to the Second Supplemental Agreement, the Fir Tree Investors purchased an aggregate of 30,000 shares of Series A-1 Preferred Stock and 3,230,442 shares of Series A-2 Preferred Stock for an aggregate purchase price of $3,000,000. Under the Second Supplemental Agreement, the Company has also issued to the Fir Tree Investors, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock. In addition, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock in connection with an indemnification claim made by the Fir Tree Investors pursuant to the Purchase Agreement.

-	During 2013, Mr. Romain Gay-Crosier, the Company’s Chief Financial Officer since August 2011, married the step-daughter of Mr. Paul McGinn, the Company’s Chief Executive Officer.

-	The Company entered into an agreement with ENEX, pursuant to which ENEX has loaned the Company loans in the amount of $0.8 million, convertible into Common Stock. On June 27, 2012, $2.0 million was converted into Common Stock at a conversion price of $3.00 per share. On March 31, 2013, a receivable balance of $0.1 million was applied to the loans then owed to ENEX of $0.8 million. On April 30, 2013, the balance of $0.7 million along with the related accrued and unpaid interest was converted at $2.00 per share into 363,567 shares of the Company’s Common Stock. As of the date of filing of this Report, there was no outstanding balance under this agreement.

-	On March 26, 2012, the Company entered into a Corporate Development Agreement and a Corporate Consulting Agreement with ENEX. Pursuant to the ENEX Corporate Development Agreement, ENEX will assist the Company in raising capital. ENEX shall receive placement agent fees consisting of commissions as follows: (i) for the sale of the Company’s Common Stock (the “ENEX Common Equity Placement Compensation”), 15% on the first million dollars, 12% on the second million dollars and 10% on the third million dollars and thereafter; (ii) for the sale of preferred stock (“ENEX Preferred Equity Placement Compensation”), 10% on the first million dollars, 8% on the second million dollars, 6% on the third million dollars, 4% on the fourth million dollars and 2% on the fifth million dollars and anything thereafter; (iii) for debt placements, 0.5% of the aggregate value of senior secured financing, 0.5% of the aggregate value of securitization credit financing, and for subordinated debt, the same fees as for ENEX Preferred Equity Placement Compensation; and (iv) for the introduction to mergers and acquisitions transactions, the same fees as those owed for ENEX Preferred Equity Placement Compensation. Effective August 1, 2013, the Corporate Development Agreement and the Corporate Consulting Agreement were terminated.

-	Pursuant to the ENEX Corporate Consulting Agreement, ENEX rendered advisory services to the Company. The Company paid fees to ENEX, including a monthly advisory services fee of $9,500 and payments for services rendered by personnel of ENEX in the capacities of Chief Financial Officer and Chairman of the Board of the Company, in the monthly amounts of $19,500 and $12,500 respectively. Effective August 1, 2013, the date of termination of the Corporate Consulting Agreement, the Company no longer pays advisory or consulting fees to ENEX.

-	ENEX Capital Partners AG is a shareholder of the Company. Sebastien Koechli, the Company’s Chairman of the Board until August 1, 2013 is also affiliated with ENEX, a related company to ENEX Capital Partners AG, and as such, Mr. Koechli recused himself from any and all deliberations regarding loan from ENEX, as well as the ENEX Corporate Development Agreement and the ENEX Corporate Consulting Agreement described below. ENEX served as a management advisor to the Company until July 31, 2013. Effective August 1, 2013, Mr. Koechli resigned from the Board of Directors.

Director Independence

As of the date of this Report, Mr. Gabriel Margent and Mr. Grant Barber are the only members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A-(3) of the Exchange Act.

The Company’s Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating Committee.

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

During the years ended December 31, 2013 and 2012, we incurred the following fees for services performed by our auditors, MaloneBailey LLP. These fees include audit fees of our annual and transition financial statements on Form 10-K, review of our quarterly financial statements on Form 10-Q. The other related fees mainly include audit of the acquisition of Liberty and STAR:

	Year Ended	Year Ended
	December 31, 2013	December 31 , 2012

Audit fees	$171,980	$297,000
Audit related fees	62,986	-
Tax fees	-	-
All other fees	-	-
Total	$234,966	$297,000

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report.

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets for the Years Ended December 31, 2013 and 2012
-	Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
-	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012
-	Consolidated Statement of Cash Flows for the Year Ended December 31, 2013 and 2012
-	Notes to the Consolidated Financial Statements above
-	Management’s Annual Report on Internal Control over Financial Reporting

(a)	2. Financial Statements Schedules

(In thousands)
	Schedule II - Valuation and Qualification Accounts
Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Valuation Allowance for deferred taxes:
Year Ended December 31, 2013	$2,130	$3,310		$5,440
Year Ended December 31, 2012	93	2,037	-	2,130

(a)	3. Exhibits

See the index to exhibits attached below

(b)	See item 15(a)(3) and separate Exhibits Index attached hereto
(c)	Not Applicable

Exhibits Index
		Incorporated by Reference
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	File Herewith

Exhibit 3.1	Articles of Incorporation.	S-1	4/25/2008	3.1

Exhibit 3.2	By Laws.	S-1	4/25/2008	3.2

Exhibit 3.3	Certificate of Designations for Series A 4% 2012 Convertible Redeemable Preferred Stock.	8-K	10/11/2011	3.3

Exhibit 3.4	First Amended Articles of Incorporation.	10-Q	2/21/2012	3.4

Exhibit 3.5	Certificate of Designations of Series B 6% 2012 Convertible Redeemable Preferred Stock.	8-K	8/23/2012	3.5

Exhibit 3.6	First amended By-Laws.	8-K	4/18/2012	3.4

Exhibit 3.7	Certificate of Designation, Preferences and Rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of CIG Wireless Corp.	8-K	8/7/2013	3.7

Exhibit 3.8	Amendment to the Company’s Bylaws, effective August 1, 2013.	8-K	8/7/2013	3.8

Exhibit 3.9	Amendment to the Company’s Bylaws, effective September 23, 2013.	8-K	9/27/2013	3.9

Exhibit 3.10	Bylaws of the Company, as amended.	10-Q	11/15/2013	3.10

Exhibit 10.17	Term Sheet between CIG Wireless Corp and Paul McGinn executed on January 27, 2012.	10-Q	5/21/2012	10.17

Exhibit 10.18	Corporate Development Agreement Between CIG Wireless Corp. and CRG Finance.	10-Q	5/21/2012	10.18

Exhibit 10.19	Corporate Consulting Agreement Between CIG Wireless Corp. and CRG Finance.	10-Q	5/21/2012	10.19

Exhibit 10.20	Corporate Development Agreement Between CIG Wireless Corp. and ENEX Group incorporated by reference.	10-Q	5/21/2012	10.20

Exhibit 10.21	Corporate Consulting Agreement Between CIG Wireless Corp. and ENEX Group.	10-Q	5/21/2012	10.21

Exhibit 10.22	Convertible Secured Note Dated on March 29, 2012 incorporated by reference.	10-Q	5/21/2012	10.22

Exhibit 10.23	Security Agreement between CIG Wireless Corp. and the Lenders Dated March 29, 2012.	10-Q	5/21/2012	10.23

Exhibit 10.24	Convertible Secured Note Dated on June 21, 2012.	10-Q	8/14/2012	10.24

Exhibit 10.25	Convertible Secured Note Dated on June 29, 2012.	10-Q	8/14/2012	10.25

Exhibit 10.26	Amended and Restated Limited Liability Company Operating Agreement Dated June 30, 2012.	10-Q	8/14/2012	10.26

Exhibit 10.27	Exchange Agreement by and among CIG, LLC, Infratrust ZWEI GMBH & CO. KG and Compartment IT2, LP.	10-Q	8/14/2012	10.27

Exhibit 10.28	Exchange Agreement by and among CIG, LLC, Infratrust FÜNF GMBH & CO. KG and Compartment IT5, LP.	10-Q	8/14/2012	10.28

Exhibit 10.29	Exchange Agreement by and among CIG, LLC, BAC Infratrust Premium Neun GMBH & CO. KG and Compartment IT9, LP.	10-Q	8/14/2012	10.29

Exhibit 10.30	Employment Agreement dated July 25, 2012 between CIG Wireless Corp and Paul McGinn.	10-Q	8/14/2012	10.30

Exhibit 10.31	Credit Agreement between CIG Comp Tower and Macquarie Bank Limited dated September 7, 2012. †	8-K/A	12/19/2012	10.1

Exhibit 10.32	Security Agreement between CIG Comp Tower, CIG Properties and Macquarie Bank Limited. †	8-K	9/14/2012	10.2

Exhibit 10.33	Guaranty by CIG Properties, LLC in favor of Macquarie Bank Limited. †	8-K	9/14/2012	10.3

Exhibit 10.34	Pledge Agreement Between CIG Properties, LLC and Macquarie Bank Limited .†	8-K/A	12/19/2012	10.4

Exhibit 10.35	Amendment No. 1 dated December 31, 2012 to Amended and Restated Operating Agreement dated June 30, 2012.	10-KT	2/14/2013	10.35

Exhibit 10.36	Certificate of Rescission of Amendment No. 1 dated December 31, 2012 to Amended and Restated Operating Agreement dated June 30, 2012.	10-KT	2/14/2013	10.36

Exhibit 10.37	Amendment No. 2 dated December 31, 2012 to Amended and Restated Operating Agreement dated June 30, 2012.	10-KT	2/14/2013	10.37

Exhibit 10.38	Securities Purchase Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	8/7/2013	10.38

Exhibit 10.39	Registration Rights Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	8/7/2013	10.39

Exhibit 10.40	Closing Agreement, by and between the Company and Liberty Towers, LLC, dated August 1, 2013.	8-K	8/7/2013	10.40

Exhibit 10.41	Rights Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP, Fir Tree REF III Tower LLC, Housatonic Equity Investors IV, L.P., Housatonic Equity Affiliates IV, L.P. and Chesapeake Towers Development, LLC, dated August 1, 2013.	8-K	8/7/2013	10.41

Exhibit 10.42	Form of Stand Down Agreement, dated August 1, 2013, with schedule attached indicating the respective parties thereto.	8-K	8/7/2013	10.42

Exhibit 10.43	Amendment No. 3 to the Amended and Restated Limited Liability Operating Agreement, dated June 30, 2012, of Communications Infrastructure Group, LLC, by and among the Company, Communications Infrastructure Group, LLC, CIG Solutions, LLC, CIG Towers, LLC, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, dated August 1, 2013.	8-K	8/7/2013	10.43

Exhibit 10.44	Acknowledgement and Consent - Financing Transaction, by and among the Company, Communications Infrastructure Group, LLC, CIG Solutions, LLC, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, dated August 1, 2013.	8-K	8/7/2013	10.44

Exhibit 10.45	Form of Option Cancellation Agreement, dated August 1, 2013, with schedule attached indicating the respective parties thereto.	8-K	8/7/2013	10.45

Exhibit 10.46	Amendment No. 1 to Executive Employment Agreement, by and among the Company and Paul McGinn, dated August 1, 2013.	8-K	8/7/2013	10.46

Exhibit 10.47	Amendment No. 1 to Executive Employment Agreement, by and among the Company and Michael Hofe, dated August 1, 2013.	8-K	8/7/2013	10.47

Exhibit 10.48	Amendment No. 1 to Executive Employment Agreement, by and among the Company and B. Eric Sivertsen, dated August 1, 2013.	8-K	8/7/2013	10.48

Exhibit 10.49	Termination Agreement, by and among the Company and ENEX Group Management, S.A., dated August 1, 2013.	8-K	8/7/2013	10.49

Exhibit 10.50	Termination Agreement, by and among the Company and CRG Finance AG, dated August 1, 2013.	8-K	8/7/2013	10.50

Exhibit 10.51	Equity Letter, by the Company, Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC to Michael Hofe and B. Eric Sivertsen, dated August 1, 2013.	8-K	8/7/2013	10.51

Exhibit 10.52	Executive Employment Agreement, by and among the Company and Michael Hofe, dated as of May 3, 2013.	10-Q	8/14/2013	10.52

Exhibit 10.53	Executive Employment Agreement, by and among the Company and B. Eric Sivertsen, dated as of May 3, 2013.	10-Q	8/14/2013	10.53

Exhibit 10.54	Severance Agreement, by and between the Company and Mr. Eric B. Sivertsen, dated as of September 27, 2013.	8-K	11/15/2013	10.54

Exhibit 10.55	Supplemental Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, dated December 18, 2013.	8-K	12/20/2013	10.1

Exhibit 10.56	CIG Wireless Corp. 2014 Equity Incentive Plan.	S-8	2/25/2014	10.56

Exhibit 10.57	Form of Restricted Stock Award.	8-K	3/5/2014	10.57

Exhibit 10.58	Restricted Stock Award to Paul McGinn, dated as of February 27, 2014. †	8-K	3/5/2014	10.58

Exhibit 10.59	Restricted Stock Award to Romain Gay-Crosier, dated as of February 27, 2014. †	8-K	3/5/2014	10.59

Exhibit 10.60	Restricted Stock Award to Gabriel Margent, dated as of February 27, 2014. †	8-K	3/5/2014	10.60

Exhibit 10.61	Restricted Stock Award to Grant Barber, dated as of February 27, 2014. †	8-K	3/5/2014	10.61

Exhibit 10.62	Second Supplemental Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, dated March 7, 2014.	8-K	3/13/2014	10.62

Exhibit 14.1	Code of Ethics incorporated by reference.	10-K	2/6/2012	14.1

Exhibit 21.1	List of Subsidiaries.				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 99.1	Audit Committee Charter, as amended.				X

Exhibit 99.3	Whistleblower Procedures Policy.	10-K	2/6/2012	99.3

Exhibit 99.4	Compensation Committee Charter.	10-KT	2/14/2013	99.4

Exhibit 99.5	Nominating Committee Charter.	10-KT	2/14/2013	99.5

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

†	The registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul McGinn
Name:	Paul McGinn
Title:	Chairman
Dated:	March 31, 2014

/s/ Gabriel Margent
Name:	Gabriel Margent
Title:	Director
Dated:	March 31, 2014

/s/ Grant Barber
Name:	Grant Barber
Title:	Director
Dated:	March 31, 2014

/s/ Jarret Cohen
Name:	Jarret Cohen
Title:	Director
Dated:	March 31, 2014

/s/ Scott Troeller
Name:	Scott Troeller
Title:	Director
Dated:	March 31, 2014

