Form 10-Q
period 2014-03-31
CIG WIRELESS CORP.
filed 2014-05-15
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2014, 38,277,198 shares of the Registrant’s common stock, $0.00001 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

1.	CONSOLIDATED FINANCIAL STATEMENTS

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,995,906	$2,529,284
Accounts receivable	241,225	110,756
Accounts receivable due from related parties	193,506	197,407
Prepaid expenses	487,804	420,707
Total current assets	2,918,441	3,258,154
Restricted cash	664,641	789,587
Property, equipment and software, net	59,505,440	57,288,544
Intangible assets, net	14,848,547	14,044,184
Goodwill	554,125	554,125
Long-term prepaid rent	1,014,325	569,872
Deferred rent assets	408,344	369,306
Deferred financing costs, net	341,356	361,528
Total assets	$80,255,219	$77,235,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,327,523	$1,848,359
Accounts payable due to related parties	40,524	43,144
Deferred revenue	719,741	685,423
Derivative liability	22,844,041	5,297,724
Current portion of notes payable to related parties	-	150,249
Total current liabilities	24,931,829	8,024,899
Long-term deferred revenue	682,432	513,900
Deferred rent liabilities	721,819	655,050
Asset retirement obligations	1,463,387	1,397,424
Long-term subordinated obligation to related parties	643,536	654,616
Long-term debt, net of unamortized discounts	27,564,233	24,515,624
Total liabilities	56,007,236	35,761,513
Series A-1 redeemable preferred stock, 1,200,000 shares authorized, $0.00001 par value, 466,730 and 423,330 shares issued and outstanding, respectively	29,619,775	26,203,701
Series A-2 redeemable convertible preferred stock, 95,000,000 shares authorized, $0.00001 par value, 40,713,684 and 35,645,626 shares issued and outstanding, respectively	10,017,942	8,301,294
Redeemable common stock, $0.00001 par value; 8,715,000 shares issued and outstanding	3,050,250	3,050,250
	42,687,967	37,555,245
Stockholders' (Deficit) Equity
Preferred stock, 100,000,000 shares authorized
Series B 6% 2012 convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 1,680,492 shares issued and outstanding, respectively	17	17
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,451,791 and 21,986,123 issued and outstanding, respectively	295	220
Additional paid-in capital	13,526,589	13,272,057
Accumulated deficit	(41,838,572)	(19,812,222)
Total CIG Wireless Corp. stockholders' deficit	(28,311,671)	(6,539,928)
Non-controlling interest	9,871,687	10,458,470
Total stockholders' (deficit) equity	(18,439,984)	3,918,542

Total liabilities and stockholders' (deficit) equity	$80,255,219	$77,235,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating revenue:
Rent revenue	$1,473,024	$516,726
Management fees from related parties	10,087	10,087
Service revenue	96,491	10,337
Total operating revenue	1,579,602	537,150

Operating expenses
Cost of Operations:
Site rental	444,277	222,036
Other site-related costs	237,033	210,988
General and administrative expenses	1,837,971	1,793,524
Depreciation, amortization and accretion expense	1,050,315	386,055
Impairment loss	57,032	-
Total operating expenses	3,626,628	2,612,603

Loss from operations	(2,047,026)	(2,075,453)

Other (expenses) income
Interest expense	(658,600)	(302,940)
Interest expense to related parties	(1,168)	-
Losses allocated to related party investors	8,993	9,226
Indemnity fees	(925,897)	-
Loss on change in fair value of derivatives	(14,702,680)	-
Total other expenses	(16,279,352)	(293,714)
Net loss	(18,326,378)	(2,369,167)
Losses attributable to non-controlling interest	586,783	574,484
Loss attributable to CIG Wireless Corp.	(17,739,595)	(1,794,683)
Accretion of preferred stock to redemption values	(1,348,170)	-
Preferred stock dividends and Series A-2 adjustment shares	(2,860,711)	(34,606)
Net loss attributable to common stockholders	$(21,948,476)	$(1,829,289)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.09)

Weighted average common shares outstanding, basic and diluted	30,701,123	20,855,431

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2014

	CIG Wireless Corp. and Subsidiaries
	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total CIG Wireless Stockholder's Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	1,680,492	$17	21,986,123	$220	$13,272,057	$(19,812,222)	$(6,539,928)	$10,458,470	$3,918,542
Stock-based compensation	-	-	7,465,668	75	254,532	-	254,607	-	254,607
Accretion of preferred stock redemption value	-	-	-	-	-	(1,348,170)	(1,348,170)	-	(1,348,170)
Dividends declared on Series B preferred stock	-	-	-	-	-	(152,460)	(152,460)	-	(152,460)
Dividends paid in shares on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	-	-	-	-	-	(2,786,125)	(2,786,125)	-	(2,786,125)
Net loss	-	-	-	-	-	(17,739,595)	(17,739,595)	(586,783)	(18,326,378)
Balance, March 31, 2014	1,680,492	$17	29,451,791	$295	$13,526,589	$(41,838,572)	$(28,311,671)	$9,871,687	$(18,439,984)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,326,378)	$(2,369,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,050,315	386,055
Amortization of deferred financing costs and debt discounts	75,096	44,421
Impairment loss	57,032	-
Indemnity fees paid in Series A-1 and A-2 shares	925,897	-
Write-off of related party receivable and payable	-	157,524
Write-off of issuance costs on long-term subordinated obligations to related parties	-	28,944
Management fees revenue from related parties	(2,087)	(2,087)
Loss on change in fair value of derivatives	14,702,680	-
Losses allocated to related party investors	(8,993)	(9,226)
Stock-based compensation	254,607	291,998

Changes in operating assets and liabilities:
Accounts receivable	(130,469)	99,206
Accounts receivable from related parties	(8,000)	(8,000)
Prepaid expenses	(61,298)	(9,340)
Deferred rent assets	(39,038)	(14,578)
Long-term prepaid rent	(444,453)	(82,282)
Accounts payable and accrued liabilities	(520,922)	(193,828)
Accounts payable to related parties	-	66,502
Deferred revenue	191,520	(133,876)
Deferred rent liabilities	66,769	39,799
Net cash used in operating activities	(2,217,722)	(1,707,935)
Cash flows from investing activities:
Cash paid for purchase and construction of fixed assets	(1,362,643)	(168,492)
Cash paid for acquisitions of businesses	(2,694,383)	-
Decrease (increase) in restricted cash	124,946	(6,394)
Net cash used in investing activities	(3,932,080)	(174,886)
Cash flows from financing activities:
Proceeds from credit facility, net of discounts	2,993,685	-
Proceeds from sale of Series A-1 and A-2 preferred stock, net of issuance costs	2,916,167	-
Common stock sold for cash, net of issuance costs	-	1,352,910
Proceeds from sale of Series B preferred stock, net of issuance costs	-	950,803
Dividends declared on preferred stock	(152,460)	-
Payments of debt issuance costs accrued in prior year	-	(231,737)
Distributions to related party investors	-	(7,472)
Payments on notes payable to related party	(150,249)	(200,000)
Net advances from related parties	9,281	93,736
Net cash provided by financing activities	5,616,424	1,958,240
Net (decrease) increase in cash	(533,378)	75,419
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$1,995,906	$2,432,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Supplemental disclosure of cash flow information
Interest paid	$627,045	$239,606
Taxes paid	-	-

Acquisitions of businesses
Fair value of assets acquired, net of cash acquired	$2,729,789	$-
Less: liabilities assumed	(35,406)	-
Net cash paid for acquisition of businesses	$2,694,383	$-

Noncash investing and financing Activities:
Asset retirement obligations	$12,165	$-
Related party receivable used to pay related party convertible note	-	100,000
Accretion of preferred stock redemption value	1,348,170	-
Derivative liability	2,843,637	-
Dividends on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	2,786,125	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

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

The Company has been actively operating its business through its predecessors since 2009 pursuant to the acquisitions of CIG Services, LLC and CIG, LLC in October and December 2011, respectively. Revenues are generally generated through monthly or annual rental payments from tenants, payable under long-term contracts which often contain fixed escalation rates. Similarly, ground lease agreements for the land on which the Company’s towers reside, are payable to the landlords under long-term contracts and have generally fixed escalation rates.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements for the three months ended March 31, 2014 and 2013 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2014. You should read the unaudited consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements included herein represent the financial statements of the Company and its wholly-owned and majority-owned subsidiaries for the three months ended March 31, 2014 and 2013. All intercompany transactions and ownership have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform the presentation for the current period.

Impairment Loss

During the three months ended March 31, 2014, the Company recorded an impairment loss related to abandoned or terminated construction projects in the amount of $57 thousand. There was no impairment loss recorded during the three months ended March 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed newly issued accounting pronouncements and updates that are effective during the periods reported and in future periods and does not believe that any of the pronouncements will have a material impact on the Company’s financial position, results of operations and cash flows.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	ACQUISITIONS

ASC 805, “Business Combinations”, requires entities to determine whether an acquisition transaction is a business combination. If the acquisition transaction constitutes a business, then the total purchase price is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. If the assets acquired do not constitute a business then the acquisition is accounted for as an asset acquisition. Determining whether the transaction is a business acquisition and the allocation process requires an analysis of acquired ground and tenant lease contracts, fixed assets, contractual commitments and legal contingencies, if any, to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: future expected cash flows; estimated asset retirement costs related to the telecommunication towers acquired, current replacement cost for similar capacity for certain fixed assets; market rate assumptions; settlement plans for any litigation and contingencies; and appropriate discount rates and growth rates. Transaction costs related to business acquisitions are expensed.

During the three months ended March 31, 2014, the Company completed the following acquisitions:

On January 15, 2014, the Company acquired three communication towers from PTA, FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate cash purchase price of $0.8 million. The Company evaluated the acquisition and determined that the acquisition does not qualify as a business. As such, the acquisition was recorded as an asset acquisition.

On March 7, 2014, the Company acquired six communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $2.7 million. The transaction was consummated pursuant to an amendment of an asset purchase agreement entered into on May 17, 2013. The Company evaluated the acquisition and determined that the acquisition qualifies as a business. As such, the acquisition was recorded as a business acquisition.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed in the STAR acquisition are shown below:

ACQUIRED ASSETS:
Current assets	$5,799
Communication towers	1,708,990
Intangible assets	1,015,000
Total assets acquired	2,729,789

LIABILITIES ASSUMED:
Deferred revenue	(11,330)
Accrued liabilities	(86)
Asset retirement obligation	(23,990)
Total liabilities assumed	(35,406)
Net assets acquired	$2,694,383

During 2013, the Company completed the following business acquisitions:

On August 2, 2013, the Company acquired 38 communication towers and 252 work-in-progress sites from Liberty Towers, LLC (“Liberty”), a privately held company, for approximately $25.0 million paid in cash and 8,715,000 shares of the Company’s common stock, $0.00001 par value per share (the “Common Stock”), pursuant to an asset purchase agreement entered into on May 3, 2013. The Company granted Liberty’s investors the right, based on certain conditions, to require the Company to purchase all or any portion of the shares of Common Stock beginning on August 1, 2018, at a per share price equal to the quoted price of the Company’s Common Stock on August 1, 2018 if certain conditions are met, as disclosed in, and pursuant to, the rights agreement entered into between the Company and Liberty’s investors on August 1, 2013. In addition, in December 2013, the Company paid Liberty an additional $0.1 million for construction costs incurred by Liberty during the period from the date of execution of the asset purchase agreement through the closing date of the acquisition.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During 2013, the Company completed three acquisition transactions with STAR. On August 2, 2013, the Company acquired twenty eight antenna towers for $12.5 million. On September 30, 2013, the Company acquired one additional antenna tower for $0.5 million. On December 17, 2013, the Company acquired fourteen towers for $6.3 million. The transactions were consummated pursuant to an asset purchase agreement entered into on May 17, 2013, as amended.

On November 1, 2013, the Company acquired one communication tower from Fidelity Towers, Inc., a privately held company, for an aggregate cash price of $0.4 million.

On November 21, 2013, the Company acquired one communication tower from Cleartalk for an aggregate cash price of $0.3 million.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed for the acquisitions completed during 2013 are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Unaudited pro forma results of operations data for the three months ended March 31, 2014 and 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended March 31,
	2014	2013
Revenues	$1,610,421	$989,409
Loss from operations	(2,053,901)	(2,309,099)
Net loss	$(18,371,445)	$(2,990,553)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates.

4.	ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the beginning and ending balance and shows the significant changes that have occurred during the three months ending March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Asset retirement obligations, beginning balance	$1,397,424	$820,594
Additions due to acquisition or construction of assets	36,155	-
Accretion expense	29,808	15,137
Asset retirement obligations, ending balance	$1,463,387	$835,731

5.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Credit facility, due September 6, 2017	$28,500,000	$25,500,000
Unamortized discount on the credit facility	(935,767)	(984,376)
Long-term debt, net of current portion and unamortized discounts	$27,564,233	$24,515,624

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facility

On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC (“Comp Tower”), entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”), as administrative agent for the lenders and as collateral agent. The Credit Facility may be drawn upon by Comp Tower and is secured and guaranteed by all the assets of the Company’s subsidiary CIG Properties, LLC. Comp Tower is a wholly-owned subsidiary of CIG Properties (“CIG Properties”). The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties.

As of March 31, 2014, the Company had an outstanding balance of $28.5 million under the Credit Facility, bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.9 million, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate as of March 31, 2014 was 10.22%. During the three months ended March 31, 2014, amortization expense related to debt discounts was $55 thousand and amortization expense related to deferred financing costs was $20 thousand. As of the date of the filing of this Report, $3.0 million remains available under the Credit Facility.

The Credit Facility, which matures on September 6, 2017, does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. Comp Tower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances (as defined in the Credit Facility) subject to Adjusted Base Rate (as defined in the Credit Facility) interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances (as defined in the Credit Facility) subject to Eurodollar Rate interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee are paid monthly.

The Company has the option to prepay all the draws on the Credit Facility together with all accrued and unpaid interest. In addition, the Credit Facility contains yield protection provisions customary for facilities of this type, protecting the lenders in the event of breakage losses or changes in reserve or capital adequacy requirements applicable to the lenders.

Under the terms of the Credit Facility, the administrative agent has certain rights of first refusal to provide financing on all tower acquisitions proposed by the Company or its subsidiaries. If the administrative agent declines to provide such financing for any reason, the Company or its subsidiaries other than CIG Properties or its subsidiaries may obtain third party financing to purchase such tower assets.

The Credit Facility Agreement contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. As of March 31, 2014, the Company was in compliance with all required financial covenants of the Credit Facility. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under the Credit Facility under certain circumstances.

6.	RELATED-PARTY NOTES PAYABLE

	March 31, 2014	December 31, 2013
Note payable to related party investors, due January 31, 2014	$-	$92,196
Note payable to related party investors, due January 31, 2014	-	49,872
Note payable to related party investors, due January 31, 2014	-	8,181
Total related party notes payable	-	150,249
Current portion	-	(150,249)
Related party notes payable, net of current portion	$-	$-

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2014, the Company made payments in the amount of $92,196, $49,872 and $8,181 related to the notes issued in 2012 to the Company’s related-party investors in connection with the restructuring of its long-term subordinated obligations during 2012. As such, the notes payable to the related party investors were fully paid during the three months ended March 31, 2014.

7.	LONG-TERM SUBORDINATED OBLIGATIONS TO RELATED PARTIES

Between November 2009 and February 2010, the Company, through its wholly-owned subsidiary, Communications Infrastructure Group, LLC (“CIG LLC”), entered into an Atypical Silent Partnership Agreement (the “Partnership Agreement”) with InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”). The Partnership Agreement provided that the laws of Germany applied. Pursuant to this agreement, ITP7 made contributions to the Company for the acquisition of tower assets. These contributions were classified under long-term subordinated debt obligations in the consolidated balance sheets of the Company. The Atypical Silent Partnership Agreement with ITP7 expires on September 30, 2015.

A summary of the changes in the long-term subordinated obligations to related parties for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$654,616	$678,612
Distributions	-	(7,472)
Management fees	(2,087)	(2,087)
Write-off issuance costs	-	28,944
Losses allocated to related party investors	(8,993)	(9,226)
Balance, end of period	$643,536	$688,771

Management fees provided to ITP7 are accounted for against the long-term subordinated obligations and totaled $2,087 in each of the three months ended March 31, 2014 and 2013.

8.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related parties are presented separately from other accounts receivable in the Company’s consolidated balance sheets. The below table represents the balances receivable from related parties as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

BAC Infratrust Acht GmbH & Co. KG (IT8)	$193,506	$197,407
Total	$193,506	$197,407

Accounts Payable to Related Parties

Accounts payable due to related parties are presented separately from other accounts payable in the Company’s consolidated balance sheets. The below table represents the balances payable to related parties as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$19,020	$21,640
Berlin Atlantic Capital US, LLC	21,504	21,504
Total	$40,524	$43,144

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management fees charged to IT8 and IT6 during each of the three months ended March 31, 2014 and 2013 totaled $8,000.

9.	EQUITY

Common and Preferred Stock

During the three months ended March 31, 2014, the Company declared and paid dividends for the period from July 1, 2013 through December 31, 2013 on the Series B Preferred Stock in the amount of approximately $152 thousand which was paid in January 2014. Dividends earned on the Series B Preferred Stock for the three months ended March 31, 2014 totaled $75 thousand and had not been declared and paid as of March 31, 2014.

Temporary Equity

On March 7, 2014, the Company issued 30,000 shares of Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 3,230,442 shares of Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) to Fir Tree Capital Opportunity (LN) Master Fund, L.P. (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”) for an aggregate purchase price of $3.0 million in cash proceeds which were used primarily to fund the six communication towers acquired on March 7, 2014 from STAR (see Note 3). The Company also issued to the Fir Tree Investors on March 7, 2014, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock. The fair value of these 394,276 corrective shares was determined to be $0.5 million and was treated as a dividend on the preferred stock. In addition, on March 7, 2014, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors. The fair value of these indemnification shares was determined to be $0.9 million and was expensed during the three months ended March 31, 2014.

On March 31, 2014, the Company issued to the Fir Tree Investors in lieu of cash dividends 9,499.06 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,040,744 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 9,499.06 shares of Series A-1 Preferred Stock and 1,040,744 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.0 million and $1.3 million, respectively.

The Company analyzed the terms of the Series A-1 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-1 Preferred Stock is non-convertible and is redeemable at the holders’ option after five years or earlier upon the occurrence of an event of default. The Company determined, in accordance with ASC 480-S99-3A, that the Series A-1 Preferred Stock is required to be presented outside of permanent equity.

The Company analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-2 Preferred Stock is convertible at the holders’ option at any time and is redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. The Company determined, in accordance with ASC 480-S99-3A, that the Series A-2 Preferred Stock is required to be presented outside of permanent equity. The Company also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock (see Note 10).

The Company evaluated the redemption values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock and determined that the carrying values of the Series A-1 and Series A-2 should be accreted to their redemption values over the period of five years using the interest method as the Series A-1 Preferred Stock and Series A-2 Preferred Stock will become redeemable at the option of the investors after five years from issuance. As a result, the Company recognized accretion of $1.3 million in its consolidated statements of operations for the three months ended March 31, 2014. At March 31, 2014, the Company calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be $46.7 million and $38.9 million, respectively.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below represents the changes in the carrying value of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock for the three months ended March 31, 2014:

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Carrying value, December 31, 2013	$26,203,701	$8,301,294
Issuances at fair value, net of issuance costs	2,726,311	3,901,878
Bifurcation of derivative liability	-	(2,843,637)
Accretion of preferred stock redemption	689,763	658,407
Carrying value, March 31, 2014	$29,619,775	$10,017,942

As part of the consideration of the purchase price of the Liberty acquisition during 2013, the Company issued 8,715,000 shares of Common Stock to Liberty’s investors and recorded the shares of Common Stock at their fair value of $3.0 million. The shares of Common Stock contain a put option whereby the Company could be required to purchase the shares if certain conditions are met as disclosed in the rights agreement entered into with Liberty’s investors on August 1, 2013. As a result, the shares of Common Stock are classified outside of permanent equity in accordance with ASC 480-S99-3A.

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

As of March 31, 2014 and December 31, 2013, the Company had no outstanding stock options.

On January 29, 2014, the Company’s Compensation Committee adopted the 2014 Equity Incentive Plan (the “2014 Plan”). On February 14, 2014, this Plan was amended to provide for awards of up to an aggregate of 20,000,000 shares of restricted Common Stock. The 2014 Plan is intended to further the growth and profitability of the Company by increasing incentives and encouraging share ownership on the part of the employees, members of the Board, and independent contractors of the Company and its subsidiaries.

On February 27, 2014, the Company issued 7,080,255 shares of restricted stock (“Restricted Stock”) under the 2014 Plan to certain officers, directors and employees of the Company, subject to vesting, forfeiture and voting restrictions.

In order for shares of Restricted Stock to vest, participants must satisfy the Continuing Service Conditions (as defined below) and a Realization Event or a Partial Realization Event (as such terms are defined in the 2014 Plan) occurs on or prior to December 31, 2020, subject to those limitations set forth in each participant’s award agreement. A participant will satisfy the continuing service conditions (the “Continuing Service Conditions”) with respect to 20% of the shares of Restricted Stock on the first six-month anniversary of the grant date, and on each of the four annual anniversaries of the grant date thereafter; provided that the participant remains in continuous employment with the Company or one of its affiliates through each applicable anniversary date. If a Realization Event occurs and the participant remains in continuous employment with the Company or its affiliates through the date of consummation of such Realization Event, the Continuing Service Conditions shall immediately be satisfied with respect to all of the participant’s then outstanding shares of Restricted Stock.

The holders of the Restricted Stock have the right to receive additional shares of Restricted Stock in connection with future issuances of Series A-2 Preferred Stock to the Fir Tree Investors (the “Anti-Dilution Rights”). In connection with the Anti-Dilution Rights, the Company issued to the holders of the Restricted Stock an additional 385,413 shares of Restricted Stock on March 31, 2014 and an additional 110,407 shares of Restricted Stock subsequent to the period covered by this Report.

The grant date fair value of the Restricted Stock issued during the three months ended March 31, 2014 was determined to be $11.7 million. Stock-based compensation expense recognized under these awards for the three months ended March 31 2014 was $0.3 million. Unrecognized compensation expense associated with these awards as of March 31, 2014 is approximately $11.5 million and is expected to be recognized through February 2018. At March 31, 2014, no shares of Restricted Stock have been forfeited. The table below represents the activity of Restricted Stock during the three months ended March 31, 2014:

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Number of Shares of Restricted Stock
Outstanding at December 31, 2013	-
Granted	7,465,668
Forfeited	-
Outstanding at March 31, 2014	7,465,668

10.	DERIVATIVE LIABILITY

As discussed in Note 9, the Company analyzed the embedded conversion feature of the Series A-2 Preferred Stock and determined that it qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (e.g., the purchase price on the closing date). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series A-2 Preferred Stock based on the assumptions below:

	March 31, 2014	December 31, 2013
Annual volatility rate	57.50%	80.00%
Risk free rate	0.80%	0.78%
Holding period	2.75 years	3.00 years
Fair value of common stock	$1.22 per share	$0.35 per share

Prior to January 1, 2014, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock prior to January 1, 2014 was estimated using a valuation model with level 3 inputs. During the three months ended March 31, 2014, due to significant increases in the trading activity and volume for the Company’s common stock, the Company determined that an active market existed. During the three months ended March 31, 2014, the fair value of the Company’s common stock was estimated to be the quoted trading price on the date of measurement, a level 1 input.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The below table represents the change in the fair value of the derivative liability during the three months ended March 31, 2014:

Fair value of derivative, December 31, 2013	$5,297,724
Additions at fair value	2,843,637
Loss on change in fair value of derivative	14,702,680
Fair value of derivative, March 31, 2014	$22,844,041

The Company recorded a loss of $14.7 million in its consolidated statements of operations for the three months ended March 31, 2014 under loss on change in fair value of derivative.

The following table sets forth, by level with the fair value hierarchy, the Company’s assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014:
Derivative liability	$-	$-	$22,844,041	$22,844,041

December 31, 2013:
Derivative liability	$-	$-	$5,297,724	$5,297,724

11.	COMMITMENTS AND CONTINGENCIES

On August 1, 2013, the Company and the Fir Tree Investors entered into a registration rights agreement (the “Registration Rights Agreement”). The Company has agreed, upon the demand of the Fir Tree Investors, to prepare and file a Registration Statement on Form S-3 (or such other form as available if Form S-3 is not available) covering the resale of the shares of Common Stock issued or issuable to the Fir Tree Investors upon conversion of the Series A-2 Preferred Stock. If the Registration Statement is not filed with the Securities and Exchange Commission (the “SEC”) 30 days following a demand for registration or is not declared effective by the SEC within 60 days after filing (subject to certain exceptions) or the Company is otherwise in breach of the Registration Rights Agreement, the Company shall be subject to liquidated damages payable to the Fir Tree Investors in the amount of 1.5% of the aggregate purchase price paid by the Fir Tree Investors pursuant to the Securities Purchase Agreement. On August 1, 2013, the Company and the Fir Tree Investors entered into a stand down agreement (the “Stand Down Agreement”) whereby the Fir Tree Investors agreed that they will not during 2014 sell, grant dispose or transfer any shares of Common Stock. The Company has not been able to complete an audit of the financial statements for the STAR acquisitions completed during 2013. The Company’s inability to file audited financial statements may prevent the Company from filing a Registration Statement with the SEC for a period of two fiscal years following the acquisition date.    As a result of the limitations set forth in the Stand Down Agreement, the Company currently believes that it is unlikely the Fir Tree Investors will exercise their registration rights during any period in which the Company may not be able to have a Registration Statement declared effective by the SEC due to the lack of audited STAR financial statements.  However, there is nonetheless a risk that the Fir Tree Investors could exercise their registration rights pursuant to early termination of the Stand Down Agreement which could then require the Company to pay the liquidated damages if a Registration Statement cannot be declared effective.

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2014 and through the date of issuance of this Report, the Company completed the acquisitions of an aggregate of seven communication towers from PTA, FLA, Inc. (Cleartalk) for a cash price of $2.5 million.

Subsequent to March 31, 2014 and through the date of issuance of this Report, the Company borrowed an aggregate of $3.5 million under the Credit Facility (see Note 6).

Subsequent to March 31, 2014 and through the date of issuance of this Report, the Company issued an aggregate of 110,407 shares of Restricted Stock to various directors and employees under the 2014 Plan (see Note 9).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) ability to raise additional capital to support our portfolio growth; (ii) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and new tenant additions; and (iii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iv) anticipated growth in market share, future revenues, and operating cash flows; and (v) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

Except as otherwise stated or required by the context, references in this document to “CIG Wireless”, the “Company”, “we”, and “our”, refer to CIG Wireless Corp. and its subsidiaries.

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

The following provides some highlights regarding our site rental business as of March 31, 2014:

➢	We own 170 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 23 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

➢	Approximately 93% of our revenues are derived from site rental revenues of our communication towers.

➢	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries.

We were incorporated in the state of Nevada in February 2008 and are headquartered in Atlanta, Georgia. Our common stock is traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

During the three months ended March 31, 2014, we declared dividends on the Series B Preferred Stock for the period from July 1, 2013 through December 31, 2013 in the amount of approximately $152 thousand which were paid in January 2014.

On January 15, 2014, we acquired three communication towers from PTA-FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate purchase price of $0.8 million in cash.

On March 7, 2014, we acquired six communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $2.7 million.

Site Leasing Services

Our site leasing revenues accounted for approximately 93% and 96% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual or per term rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes insurance, utilities, repairs and maintenance.

Our portfolio of towers consists of towers that were either acquired on the open market or through the successful awarding to us of carrier tower projects. We have the ability to add new tenants and new equipment for existing tenants on our sites. Our tenant leases are generally for an initial term that ranges between 5 and 10 years with 3-5 renewal options of five years each. These lease contracts normally include rent escalation rates of up to 4% per year, including the renewal periods.

Our business strategy for expanding our tower portfolio is to pursue potential acquisitions from third parties and complete the construction of new build-to-suit towers in strategic locations under build-to-suit arrangements. We choose potential acquisitions that are located in strategic locations that are expected to grow the demand for our portfolio of towers which will result in revenue and profitability growth. For each potential acquisition, we analyze various parameters that include the current condition of the assets, tower cash flows projections, review of available capacity and future lease up projections derived from our analysis of current and possible additions of new tenants. These analyses are very important during the due diligence process to help us negotiate the acquisition price.

Under the new build-to-suit arrangements, we construct towers over a location chosen by the wireless carrier. As such, there will be at least one tenant lease for each new tower site on the day the construction is completed. We retain ownership of the towers built and the right to co-locate additional tenants.

Customers

We have provided site leasing services to the largest wireless carriers, such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as the U.S. Department of Homeland Security, local police and fire departments, and port authorities) as well as utility companies, provide supplementary leasing income.

Employees

As of March 31, 2014, we had sixteen employees, eleven of which are located at our headquarters in Atlanta, Georgia.

Results of Operations

The following table represents a comparison of our results of operations for the three months ended March 31, 2014 compared to the same period ended March 31, 2013.

	Three Months Ended March 31,
	2014	2013
Operating revenue:
Rent revenue	$1,473,024	$516,726
Management fees to related parties	10,087	10,087
Service revenue	96,491	10,337
Total operating revenue	1,579,602	537,150

Operating expenses
Cost of Operations:
Site rental	444,277	222,036
Other site-related costs	237,033	210,988
General and administrative expenses	1,837,971	1,793,524
Depreciation, amortization and accretion expense	1,050,315	386,055
Impairment loss	57,032	-
Total operating expenses	3,626,628	2,612,603
Loss from operations	(2,047,026)	(2,075,453)
Other (expenses) income
Interest expense	(658,600)	(302,940)
Interest expense from related parties	(1,168)	-
Losses allocated to related party investors	8,993	9,226
Indemnity fees	(925,897)	-
Loss on change in fair value of derivatives	(14,702,680)	-
Total other expenses	(16,279,352)	(293,714)
Net loss	(18,326,378)	(2,369,167)
Losses attributable to non-controlling interest	586,783	574,484
Loss attributable to CIG Wireless Corp.	(17,739,595)	(1,794,683)
Accretion of preferred stock to redemption values	(1,348,170)	-
Preferred stock dividends and Series A-2 adjustment shares	(2,860,711)	(34,606)
Net loss attributable to common stockholders	$(21,948,476)	$(1,829,289)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.09)

Weighted average common shares outstanding, basic and diluted	30,701,123	20,855,431

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013:

Revenues

For the three months ended March 31, 2014, total revenue was approximately $1.6 million, which was an increase of approximately $1.0 million compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during 2013 and 2014. For the three months ended March 31, 2014, we recorded $0.8 million of revenue related to the Liberty, STAR, Fidelity Towers and Cleartalk acquisitions. In addition, we continue to grow our portfolio of tenants on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Rental and Related Costs

For the three months ended March 31, 2014, site-rental and related costs were approximately $0.7 million, which was an increase of approximately $0.3 million compared to approximately $0.4 million for the same period of the prior year. The increase is consistent with the growth in our portfolio of towers mainly related to the addition of 100 towers from the acquisitions consummated during the previous year and the current quarter and the construction of three communication towers.

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative expenses totaled approximately $1.8 million which was generally flat compared to the same period of the prior year. General and administrative expenses include rent, compensation, and employee benefits, legal, accounting and other administrative fees.

Depreciation, Amortization and Accretion Expense

For the three months ended March 31, 2014, depreciation, amortization and accretion expense totaled approximately $1.1 million, which was an increase of approximately $0.7 million from the expense of approximately $0.4 million in the same period of the prior year. The increase is mainly related to the depreciation related to the acquisition of 100 communication towers consummated during the current quarter and the prior year in addition to the construction of three communication towers.

Interest Expense

For the three months ended March 31, 2014, interest expense totaled approximately $0.7 million compared to approximately $0.3 million in the same period of the prior year. Interest expense included interest incurred on our indebtedness under the credit facility entered into in September 2012 (the “Credit Facility”) and amortization of debt discounts and deferred financing costs. The increase in interest expense is related to the increase in our outstanding balance under the Credit Facility. At March 31, 2014, our outstanding balance under the Credit Facility was $28.5 million compared to $10.0 million at March 31, 2013.

Losses Allocated to Related Party Investors

For each of the three months ended March 31, 2014 and 2013, we allocated approximately $9 thousand of losses to related party investors. The losses recorded for the three months ended March 31, 2014 and 2013 were related to one related party investor, InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), who did not convert its debt during the restructuring that was completed in 2012.

Indemnity Fees

For the three months ended March 31, 2014, we issued 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors. The fair value of the shares issued was approximately $0.9 million and was recorded in our consolidated statements of operations for the three months ended March 31, 2014.

Loss on Change in Fair Value of Derivatives

During the three months ended March 31, 2014, we recorded a loss of approximately $14.7 million resulting from the change in the fair value of the derivative liability related to the embedded conversion feature of the Series A-2 Preferred Stock.

Losses Allocated to Non-Controlling Interest

For the three months ended March 31, 2014, we recorded approximately $0.6 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed in 2012.

Net Loss

For the three months ended March 31, 2014, our net loss was approximately $18.3 million compared to a net loss of approximately $2.4 million for the same period of the prior year. The increase in net loss was the result of the change in the fair value of derivatives of $14.7 million, indemnity fees of $0.9 million and higher interest expense in connection with the increase in our borrowings under the Credit Facility.

Accretion of Redeemable Preferred Stock

For the three months ended March 31, 2014, we recorded a charge of approximately $1.3 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable after five years or earlier based on certain conditions.

Liquidity and Capital Resources

The following table represents our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(2,217,722)	$(1,707,935)
Net cash used in investing activities	(3,932,080)	(174,886)
Net cash provided by financing activities	5,616,424	1,958,240
Net (decrease) increase in cash	(533,378)	75,419
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$1,995,906	$2,432,188

As of March 31, 2014, the balance of our cash and cash equivalents was approximately $2.0 million compared to approximately $2.5 million as of December 31, 2013 and approximately $2.4 million as of March 31, 2013. We believe that the balance at March 31, 2014 along with available funds under our Credit Facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient to provide the funds required to grow our business and execute our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan through the exercise of our put rights for the sale of the Series A-1 and Series A-2 Preferred Stock to the Fir Tree Investors and/or other placements. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate, including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was approximately $2.2 million during the three months ended March 31, 2014 compared to approximately $1.7 million in the same period of the prior year. Cash flows used in operating activities mainly consisted of major expenditures related to the operations of our business in addition to accounting, advisory and legal costs incurred in connection with our business growth. The increase in cash flows used in operating activities was due to higher transaction and legal fees related to acquisitions, higher interest expense and compensation levels due to an increase in headcount.

Cash Flows from Investing Activities

Our cash used in investing activities was approximately $3.9 million during the three months ended March 31, 2014 and mainly consisted of payments of approximately $2.7 million for the STAR acquisition completed during the quarter ended March 31, 2014. In addition, we acquired three communication towers from Cleartalk for approximately $0.8 million which is included under cash paid for purchase and construction of fixed assets as these towers did not qualify as a business. We also spent approximately $0.5 million on construction of communication towers during the three months ended March 31, 2014. Moreover, there was a decrease in restricted cash of approximately $0.1 million due to the full settlement of notes payable to related parties during the quarter.

For the three months ended March 31, 2013, net cash used in investing activities was approximately $0.2 million, which mainly consisted of payments for the construction of communication towers during that period.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2014 was approximately $5.6 million which mainly consisted of net proceeds of approximately $2.9 million for issuance of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock, and $3.0 million proceeds from borrowings under the Credit Facility, partially offset by approximately $152 thousand in payments for dividends on the Series B Preferred Stock and approximately $150 thousand payments on notes payable to related parties.

Our net cash provided by financing activities for the three months ended March 31, 2013 was approximately $2.0 million which mainly consisted of net proceeds of approximately $1.0 million obtained through the sale and issuance of 372,864 shares of Series B Preferred Stock and proceeds of approximately $1.4 million obtained through the sale and issuance of 761,125 shares of the Common Stock in addition to advances from related parties of approximately $0.1 million partially offset by payments of approximately $0.2 million on notes payable to related parties and settlement of deferred financing costs of approximately $0.2 million.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Noncash investing and financing Activities:
Asset retirement obligations	$12,165	$-
Related party receivable used to pay related party convertible note	-	100,000
Accretion of preferred stock redemption value	1,348,170	-
Derivative liability	2,843,637	-
Dividends on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	2,786,125	-

During the three months ended March 31, 2014, we established an asset retirement obligation of approximately $12 thousand related to constructed towers and towers acquired as asset acquisitions.

During the three months ended March 31, 2014, we recorded accretion of preferred stock to its redemption values of approximately $1.3 million related to the Series A-1 and Series A-2 Preferred Stock. At March 31, 2014, there were 466,730 shares of Series A-1 Preferred Stock and 40,713,684 shares of Series A-2 Preferred Stock outstanding. At March 31, 2014, we calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be approximately $46.7 million and approximately $38.9 million, respectively.

In connection with the issuance of Series A-2 Preferred Stock during the three months ended March 31, 2014, we recorded approximately $2.8 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

During the three months ended March 31, 2014, we issued 9,499.06 shares of Series A-1 Preferred Stock in lieu of cash dividends on the Series A-1 Preferred Stock. In connection with the issuance and the terms of the Series A-1 and Series A-2 Preferred Stock, we issued 1,435,020 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors which we recorded as dividends. The dividend shares on the Series A-1 Preferred Stock and the Series A-2 Preferred Stock adjustment shares were recorded at their fair value of approximately $2.8 million.

During the three months ended March 31, 2013, we applied a $100 thousand receivable balance due from ENEX Group Management SA (“ENEX”) to the convertible notes outstanding that were due to ENEX. As a result, the outstanding principal balance of the notes was $700 thousand as of March 31, 2013.

Credit Facility

On September 7, 2012, our company, through our subsidiary CIG Comp Tower, LLC (“Comp Tower”), closed a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”).  The Credit Facility may be drawn upon by Comp Tower, as guaranteed by our subsidiary CIG Properties, LLC (“CIG Properties”).  Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility.  The maturity date for repayment of all draws on the Credit Facility is September 6, 2017. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. The Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that Comp Tower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

As of December 31, 2013, the Company had an outstanding balance of $25.5 million under the Credit Facility bearing interest at 8.5% per annum. During the three months ended March 31, 2014, we borrowed $3.0 million under the Credit Facility to fund the acquisitions completed during the quarter. As a result, the outstanding balance under the Credit Facility was $28.5 million as of March 31, 2014 and the associated unamortized balance of the discounts was $0.9 million. In addition, as of March 31, 2014, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate was 10.22%. As of March 31, 2014, we had available $1.5 million to draw under the Credit Facility. Subsequent to the end of the period covered by this Report, we increased our commitments under the Credit Facility by $5.0 million and we borrowed $3.5 million under the Credit Facility. As of the date of filing of this Report, we have $3.0 million available under the Credit Facility.

The Credit Facility does not amortize during its term and the entire outstanding balance including any accrued and unpaid interest is due and payable on the maturity date. Comp Tower has the option to designate the reference rate of interest for each specific borrowing under the Credit Facility as amounts are advanced. Borrowings under the Credit Facility can be drawn either as Adjusted Base Advances (as defined in the Credit Facility) subject to Adjusted Base Rate (as defined in the Credit Facility) interest plus a margin of 6.25%; or as Adjusted Eurodollar Advances (as defined in the Credit Facility) subject to Eurodollar Rate (as defined in the Credit Facility) interest plus a margin of 7.25%. The Credit Facility obligations of the Borrower include payments of commitment fees of 2%, administrative agent fees, early termination fees and underutilization fees. The interest and commitment fee are paid on a monthly basis.

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

The Credit Facility contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. As of March 31, 2014, we were in compliance with all financial covenants of the Credit Facility. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. We expect to satisfy our cash requirements for working capital, acquisitions and construction of new towers through equity financing and funds available through the Credit Facility.

Atypical Silent Partnership Agreements

Between November 2009 and February 2010, our Company, through our wholly-owned subsidiary, CIG, LLC, entered into an Atypical Silent Partnership Agreement (the “Partnership Agreement”) with InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”). The Partnership Agreement provided that the laws of Germany applied. Pursuant to this agreement, ITP7 made contributions to us for the acquisition of tower assets. These contributions were classified under long-term subordinated debt obligations in our consolidated balance sheets. The Atypical Silent Partnership Agreement with ITP7 expires on September 30, 2015.

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

Series B Preferred Stock

On July 25, 2012, the Board approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted into Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. As of March 31, 2014, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. During the quarter ended March 31, 2014, we paid dividends for the period from July 1, 2013 through December 31, 2013, which were declared by our Board in the amount of approximately $152 thousand on the Series B Preferred Stock. Dividends earned on the Series B Preferred Stock for the three months ended March 31, 2014 totaled $75 thousand and were not declared or paid as of March 31, 2014.

Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock

On March 7, 2014, we issued 30,000 shares of Series A-1 Preferred Stock and 3,230,442 shares of Series A-2 Preferred stock to the Fir Tree Investors for proceeds of $3.0 million. The proceeds were used to fund the acquisition of six towers from Southern Tower Antenna Rental, L.L.C. (“STAR”) completed on March 7, 2014 for a purchase price of $2.7 million. We also issued to the Fir Tree Investors, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock. The fair value of these 394,276 adjustment shares was determined to be $0.5 million and it was treated as a dividend on the preferred stock. In addition, we issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock in connection with an indemnification claim made by the Fir Tree Investors pursuant to the purchase agreement pursuant to which the Series A-1 and A-2 Preferred Stock was purchased.

On March 31, 2014, we issued to the Fir Tree Investors in lieu of cash dividends 9,499.06 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 1,040,744 additional shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. We recorded the fair value of the 9,499.06 shares of Series A-1 Preferred Stock and 1,040,744 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.0 million and approximately $1.3 million, respectively.

The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are both redeemable at the holder’s option after five years and the Series A-2 Preferred Stock is convertible at any time at the holder’s option.

We analyzed the terms of the Series A-1 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-1 Preferred Stock is non-convertible and is redeemable at the holders’ option after five years or earlier upon the occurrence of an event of default. We determined, in accordance with ASC 480-S99-3A, that the Series A-1 Preferred Stock is required to be presented outside of permanent equity.

We analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-2 Preferred Stock is convertible at the holders’ option at any time and redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. We determined, in accordance with ASC 480-S99-3A, that the Series A-2 Preferred Stock is required to be presented outside of permanent equity. We also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock.

We performed a valuation of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock issued during the quarter ended March 31, 2014 and determined the fair values as of the date of consummating the transaction to be approximately $2.7 million for the Series A-1 Preferred Stock and approximately $3.9 million for the Series A-2 Preferred Stock. We also recorded accretion of the Series A-1 Preferred Stock redemption and the Series A-2 Preferred Stock redemption of approximately $0.7 million and approximately $0.6 million in our consolidated statements of operations for the three months ended March 31, 2014.

As of March 31, 2014, we had 466,730 shares and 40,713,684 shares outstanding of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively and the related carrying values were approximately $29.6 million and approximately $10.0 million, respectively.

Off Balance Sheet Arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to the existence of material weaknesses in the design and effectiveness of disclosure controls and procedures discussed below.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this evaluation, our management concluded that the following material weakness existed in our design and effectiveness of our disclosure controls and procedures:

1.	As of March 31, 2014, we did not maintain effective entity-level controls related to financial reporting. Specifically, we have not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

As a result of the weakness, our internal control over financial reporting is not effective as of March 31, 2014. We continue to assess additional resources that may be utilized and additional policies that may be implemented to improve our controls and procedures in an effort to remediate this weakness. We are currently documenting its accounting processes and implementing new policies which once implemented and tested will remediate the above material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings, nor are we aware of any material threatened claims against us.

ITEM 1A.	RISK FACTORS.

For a discussion of risk factors regarding our company, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the above mentioned reports.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered equity securities sold by the Company during the period covered by this Report have been previously reported by the Company in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 10.56	CIG Wireless Corp. 2014 Equity Incentive Plan	S-8	February 25, 2014	10.56

Exhibit 10.57	Form of Restricted Stock Award.	8-K	March, 5, 2014	10.57

Exhibit 10.62	Second Supplemental Agreement, by and among the Company, Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, dated March 7, 2014.	8-K	March, 13, 2014	10.62

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Dated: May 15, 2014

