Form 10-Q
period 2014-06-30
CIG WIRELESS CORP.
filed 2014-08-14
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 000-53677

CIG WIRELESS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0672900
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11120 South Crown Way, Suite 1, Wellington, Florida 33414
(Address of principal executive offices, including zip code)

(561) 701-8484
(Registrant’s telephone number, including area code)

Five Concourse Parkway, Suite 3100 Atlanta, Georgia 30328
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2014, 38,394,793 shares of the Registrant’s common stock, $0.00001 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

1.	CONSOLIDATED FINANCIAL STATEMENTS

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$1,224,570	$2,529,284
Accounts receivable	192,530	110,756
Accounts receivable due from related parties	121,620	197,407
Prepaid expenses	521,289	420,707
Total current assets	2,060,009	3,258,154
Restricted cash	761,799	789,587
Property, equipment and software, net	61,079,452	57,288,544
Intangible assets, net	15,307,636	14,044,184
Goodwill	554,125	554,125
Deferred financing costs, net	320,325	361,528
Other noncurrent assets	1,981,380	939,178
Total assets	$82,064,726	$77,235,300
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,841,871	$1,848,359
Accounts payable due to related parties	13,289	43,144
Deferred revenue	912,042	685,423
Derivative liability	6,301,561	5,297,724
Current portion of notes payable to related parties	-	150,249
Total current liabilities	9,068,763	8,024,899
Long-term deferred revenue	1,043,932	513,900
Long-term subordinated obligation to related parties	632,903	654,616
Long-term debt, net of unamortized discounts	31,097,731	24,515,624
Other noncurrent liabilities	2,327,440	2,052,474
Total liabilities	44,170,769	35,761,513
Series A-1 redeemable preferred stock, 1,200,000 shares authorized, $0.00001 par value, 477,202 and 423,330 shares issued and outstanding, respectively	31,457,187	26,203,701
Series A-2 redeemable convertible preferred stock, 95,000,000 shares authorized, $0.00001 par value, 41,879,186 and 35,645,626 shares issued and outstanding, respectively	11,045,176	8,301,294
Redeemable common stock, $0.00001 par value; 8,715,000 shares issued and outstanding	3,050,250	3,050,250
	45,552,613	37,555,245
Stockholders' (Deficit) Equity
Preferred stock, 100,000,000 shares authorized
Series B 6% 2012 convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 1,680,492 shares issued and outstanding, respectively	17	17
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,679,793 and 21,986,123 issued and outstanding, respectively	297	220
Additional paid-in capital	14,265,507	13,272,057
Accumulated deficit	(31,113,096)	(19,812,222)
Total CIG Wireless Corp. stockholders' deficit	(16,847,275)	(6,539,928)
Non-controlling interest	9,188,619	10,458,470
Total stockholders' (deficit) equity	(7,658,656)	3,918,542
Total liabilities and stockholders' (deficit) equity	$82,064,726	$77,235,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Rent revenue	$1,618,097	$529,393	$3,091,121	$1,046,119
Management fees from related parties	10,088	10,088	20,175	20,175
Service revenue	41,309	1,521	137,800	11,858
Total operating revenue	1,669,494	541,002	3,249,096	1,078,152
Operating expenses
Cost of operations:
Site rental and other	749,722	358,458	1,431,032	791,482
General and administrative expenses	1,913,380	1,267,918	3,751,351	3,061,442
Depreciation, amortization and accretion expense	1,121,205	387,184	2,171,520	773,239
Impairment loss	420,336	-	477,368	-
Total operating expenses	4,204,643	2,013,560	7,831,271	4,626,163
Loss from operations	(2,535,149)	(1,472,558)	(4,582,175)	(3,548,011)
Other income (expenses)
Interest expense	(763,822)	(298,012)	(1,422,422)	(600,952)
Interest expense to related parties	-	-	(1,168)	-
Losses allocated to a related-party investor	8,546	9,268	17,539	18,494
Indemnity fees	-	-	(925,897)	-
Gain from decrease in fair value of derivatives	16,717,853	-	2,015,173	-
Total other income (expenses)	15,962,577	(288,744)	(316,775)	(582,458)
Net income (loss)	13,427,428	(1,761,302)	(4,898,950)	(4,130,469)
Losses attributable to non-controlling interest	683,068	338,354	1,269,851	912,838
Income (loss) attributable to CIG Wireless Corp.	14,110,496	(1,422,948)	(3,629,099)	(3,217,631)
Accretion of preferred stock to redemption values	(1,510,195)	-	(2,858,365)	-
Preferred stock dividends and Series A-2 adjustment shares	(1,802,698)	(56,287)	(4,663,409)	(90,893)
Net income (loss) attributable to common stockholders	$10,797,603	$(1,479,235)	$(11,150,873)	$(3,308,524)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$0.35	$(0.07)	$(0.36)	$(0.16)
Weighted average common shares outstanding, basic and diluted	30,701,123	21,750,261	30,701,123	21,320,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2014

CIG Wireless Corp. and Subsidiaries
	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total CIG Wireless Stockholder's Deficit	Non- Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	1,680,492	$17	21,986,123	$220	$13,272,057	$(19,812,222)	$(6,539,928)	$10,458,470	$3,918,542
Stock-based compensation	-	-	7,693,670	77	993,450	-	993,527	-	993,527
Accretion of preferred stock redemption value	-	-	-	-	-	(2,858,365)	(2,858,365)	-	(2,858,365)
Dividends declared and paid on Series B preferred stock	-	-	-	-	-	(152,460)	(152,460)	-	(152,460)
Dividends declared and accrued on Series B preferred stock	-	-	-	-	-	(150,001)	(150,001)	-	(150,001)
Dividends paid in shares on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	-	-	-	-	-	(4,510,949)	(4,510,949)	-	(4,510,949)
Net loss	-	-	-	-	-	(3,629,099)	(3,629,099)	(1,269,851)	(4,898,950)
Balance, June 30, 2014	1,680,492	$17	29,679,793	$297	$14,265,507	$(31,113,096)	$(16,847,275)	$9,188,619	$(7,658,656)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,898,950)	$(4,130,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	2,171,520	773,239
Amortization of deferred financing costs and debt discounts	155,364	93,027
Impairment loss	477,368	-
Indemnity fees paid in Series A-1 and A-2 shares	925,897	-
Write-off of related party receivable and payable	-	157,524
Write-off of issuance costs on long-term subordinated obligations to related parties	-	28,944
Management fees revenue from related parties	(4,174)	(4,174)
Gain from decrease in fair value of derivatives	(2,015,173)	-
Losses allocated to a related party investor	(17,539)	(18,494)
Stock-based compensation	993,527	422,857

Changes in operating assets and liabilities:
Accounts receivable	(81,774)	90,486
Accounts receivable from related parties	37,496	(16,000)
Prepaid expenses	(89,733)	(234,905)
Other noncurrent assets	(1,042,202)	(106,841)
Accounts payable and accrued liabilities	(566,935)	209,453
Accounts payable to related parties	-	135,127
Deferred revenue	739,470	438,777
Other noncurrent liabilities	146,146	78,320
Net cash used in operating activities	(3,069,692)	(2,083,129)
Cash flows from investing activities:
Cash paid for purchase and construction of fixed assets	(3,451,568)	(1,937,676)
Cash paid for acquisitions of businesses	(3,901,082)	-
Decrease (increase) in restricted cash	27,788	(9,275)
Net cash used in investing activities	(7,324,862)	(1,946,951)
Cash flows from financing activities:
Proceeds from credit facility, net of discounts	6,467,946	-
Proceeds from sale of Series A-1 and A-2 preferred stock, net of issuance costs	2,916,167	-
Common stock sold for cash, net of issuance costs	-	1,352,910
Proceeds from sale of Series B preferred stock, net of issuance costs	-	2,616,408
Dividends declared on Series B Preferred Stock	(152,460)	-
Payments of debt issuance costs accrued in prior year	-	(231,737)
Distributions to related party investors	-	(7,472)
Payments for equity issuance costs from conversion of debt	-	(73,478)
Payments on notes payable	-	(35,000)
Payments on notes payable to related party	(150,249)	(400,000)
Net advances from related parties	8,436	90,909
Net cash provided by financing activities	9,089,840	3,312,540
Net decrease in cash and cash equivalents	(1,304,714)	(717,540)
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$1,224,570	$1,639,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Supplemental disclosure of cash flow information
Interest paid	$1,285,386	$495,642
Taxes paid	-	-

Acquisitions of businesses
Fair value of assets acquired, net of cash acquired	$3,954,388	$-
Less: liabilities assumed	(53,306)	-
Net cash paid for acquisition of businesses	$3,901,082	$-
Noncash investing and financing Activities:
Asset retirement obligations	$31,523	$62,524
Related party receivable used to pay related party convertible note	-	100,000
Common stock issued for conversion of related party convertible note payable	-	700,000
Common stock issued for accrued interest on related party convertible note payable	-	27,133
Common stock issued as payment of equity issuance costs	-	3,000
Accrued accounts payable for construction of assets	214,860
Accrued issuance costs of Series A-1 and A-2 preferred stock	195,000
Accrued dividends on Series B preferred stock	150,001	90,893
Accretion of preferred stock redemption value	2,858,365	-
Derivative liability	3,019,010	-
Dividends on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	4,510,949	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

CIG Wireless Corp. and its subsidiaries (collectively, the “Company”) develops, operates and owns wireless and broadcast communication towers in the United States. The Company’s business consists of leasing antenna space on multi-tenant communication sites to wireless service providers. The Company was incorporated in the state of Nevada in February 2008 and is currently headquartered in Wellington, Florida after a recent relocation of the Company’s corporate headquarters from Atlanta, Georgia.

Revenues are generally generated through monthly or annual rental payments from tenants, payable under long-term contracts which often contain fixed escalation rates. Similarly, ground lease agreements for the land on which the Company’s towers reside, are payable to the landlords under long-term contracts and have generally fixed escalation rates.

Basis of Presentation

The accompanying interim consolidated financial statements for the three and six months ended June 30, 2014 and 2013 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2014. You should read the unaudited consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements included herein represent the financial statements of the Company and its wholly-owned and majority-owned subsidiaries for the three and six months ended June 30, 2014 and 2013. All intercompany transactions and ownership have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform the presentation for the current period.

Impairment Loss

During the six months ended June 30, 2014, the Company recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.5 million. There was no impairment loss recorded during the six months ended June 30, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance in the Codification. However, leases are excluded from the scope of this ASU. The amendment will become effective on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of this standard on its financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	ACQUISITIONS

ASC 805, “Business Combinations”, requires entities to determine whether an acquisition transaction is a business combination. If the acquisition transaction constitutes a business, then the total purchase price is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date. If the assets acquired do not constitute a business then the acquisition is accounted for as an asset acquisition. Transaction costs related to business acquisitions are expensed.

During the six months ended June 30, 2014, the Company completed the following asset acquisitions:

On January 15, 2014, the Company acquired three communication towers from PTA, FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate cash purchase price of $0.8 million.

On April 1, 2014, the Company acquired two communication towers from Cleartalk, for an aggregate cash purchase price of $0.6 million.

On May 1, 2014, the Company acquired four communication towers from Cleartalk for an aggregate cash purchase price $1.1 million.

The total purchase price of these asset acquisitions was $2.5 million and was included in the statements of cash flows for the six months ended June 30, 2014 under cash paid for purchase and construction of fixed assets.

During the six months ended June 30, 2014, the Company completed the following business acquisitions:

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

On May 1, 2014, the Company acquired one additional communication tower from Cleartalk for an aggregate cash purchase price of $0.8 million. The Company evaluated the acquisition and determined that the acquisition qualifies as a business.

On June 2, 2014, the Company acquired one communication tower from Fidelity Towers, Inc., a privately held company, for an aggregate cash purchase price of $0.4 million. The Company evaluated the acquisition and determined that the acquisition qualifies as a business.

The aggregate purchase price for these business acquisitions was $3.9 million. The acquisitions were accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

ACQUIRED ASSETS:
Current assets	$10,848
Communication towers	2,270,539
Intangible assets	1,673,000
Total assets acquired	3,954,387

LIABILITIES ASSUMED:
Deferred revenue	(17,181)
Accrued liabilities	(585)
Asset retirement obligation	(35,539)
Total liabilities assumed	(53,305)
Net assets acquired	$3,901,082

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During 2013, the Company completed the following business acquisitions:

On August 2, 2013, the Company acquired 38 communication towers and 252 work-in-progress sites from Liberty Towers, LLC (“Liberty”), a privately held company, for approximately $25.0 million paid in cash and 8,715,000 shares of the Company’s common stock, $0.00001 par value per share (the “Common Stock”), pursuant to an asset purchase agreement entered into on May 3, 2013. The Company granted Liberty’s investors the right, based on certain conditions, to require the Company to purchase all or any portion of the shares of Common Stock beginning on August 1, 2018, at the fair market value of the Company’s Common Stock on August 1, 2018 if certain conditions are met, as disclosed in, and pursuant to, the rights agreement entered into between the Company and Liberty’s investors on August 1, 2013 (the “Liberty Rights Agreement”). In addition, in December 2013, the Company paid Liberty an additional $0.1 million for construction costs incurred by Liberty during the period from the date of execution of the asset purchase agreement through the closing date of the acquisition.

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

Unaudited pro forma results of operations data for the three and six months ended June 30, 2014 and 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013

Revenues	$1,678,861	$1,109,519	$3,296,757	$2,104,025
Loss from operations	(2,542,780)	(1,731,693)	(4,610,875)	(4,047,941)
Net income (loss)	$13,405,358	$(2,493,132)	$(5,054,914)	$(5,570,593)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates.

3.	LONG-TERM DEBT

The table below summarized our long-term debt that is not associated with related parties as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Credit facility, due September 6, 2017	$32,000,000	$25,500,000
Unamortized discount on the credit facility	(902,269)	(984,376)
Long-term debt, net of current portion and unamortized discounts	$31,097,731	$24,515,624

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facility

On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC (“Comp Tower” or the “Borrower”), entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”), as administrative agent for the lenders and as collateral agent. The Credit Facility may be drawn upon by Comp Tower and is secured and guaranteed by all the assets of the Company’s subsidiary CIG Properties, LLC (“CIG Properties”). Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties.

As of June 30, 2014, the Company had an outstanding balance of $32.0 million under the Credit Facility, bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.9 million, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate as of June 30, 2014 was 9.9%. During the six months ended June 30, 2014, amortization expense related to debt discounts was $114 thousand and amortization expense related to deferred financing costs was $41 thousand. As of June 30, 2014, $3.0 million remains available under the Credit Facility. Subsequent to June 30, 2014, the Company borrowed an additional $1.5 million under the Credit Facility.

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

The Credit Facility contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. As of June 30, 2014, the Company was in compliance with all required financial covenants of the Credit Facility. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Facility, failure to observe or perform certain covenants under the Credit Facility, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under the Credit Facility under certain circumstances.

4.	RELATED-PARTY NOTES PAYABLE

	June 30, 2014	December 31, 2013
Note payable to related party investors, due January 31, 2014	$-	$92,196
Note payable to related party investors, due January 31, 2014	-	49,872
Note payable to related party investors, due January 31, 2014	-	8,181
Total related party notes payable	-	150,249
Current portion	-	(150,249)
Related party notes payable, net of current portion	$-	$-

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2014, the Company made payments in the amount of $92,196, $49,872 and $8,181 related to the notes issued in 2012 to the Company’s related-party investors in connection with the restructuring of its long-term subordinated obligations during 2012. As such, the notes payable to the related party investors were fully paid during the six months ended June 30, 2014.

5.	LONG-TERM SUBORDINATED OBLIGATIONS TO RELATED PARTIES

Between November 2009 and February 2010, the Company, through its wholly-owned subsidiary, Communications Infrastructure Group, LLC (“CIG LLC”), entered into an Atypical Silent Partnership Agreement (the “Partnership Agreement”) with InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”). The Partnership Agreement provided that the laws of Germany applied. Pursuant to this agreement, ITP7 made contributions to the Company for the acquisition of assets. These contributions were classified under long-term subordinated debt obligations in the consolidated balance sheets of the Company. The Atypical Silent Partnership Agreement with ITP7 expires on September 30, 2015.

A summary of the changes in the long-term subordinated obligations to related parties for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$654,616	$678,612
Distributions	-	(7,472)
Management fees	(4,174)	(4,174)
Write-off issuance costs	-	28,944
Losses allocated to related party investors	(17,539)	(18,494)
Balance, end of period	$632,903	$677,416

Management fees provided to ITP7 are accounted for against the long-term subordinated obligations and totaled $4,174 in each of the six months ended June 30, 2014 and 2013.

6.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related parties are presented separately from other accounts receivable in the Company’s consolidated balance sheets. The below table represents the balances receivable from related parties as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

BAC Infratrust Acht GmbH & Co. KG (IT8)	$121,620	$197,407
Total	$121,620	$197,407

Accounts Payable to Related Parties

Accounts payable due to related parties are presented separately from other accounts payable in the Company’s consolidated balance sheets. The below table represents the balances payable to related parties as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$12,990	$21,640
Berlin Atlantic Capital US, LLC	299	21,504
Total	$13,289	$43,144

Management fees charged to IT8 and IT6 during each of the six months ended June 30, 2014 and 2013 totaled $16,000.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EQUITY

Common and Preferred Stock

During the six months ended June 30, 2014, the Company declared and paid dividends for the period from July 1, 2013 through December 31, 2013 on the Series B Preferred Stock in the amount of approximately $152 thousand which was paid in January 2014. Dividends earned on the Series B Preferred Stock for the six months ended June 30, 2014 totaled $150 thousand and were declared and accrued for as of June 30, 2014.

Temporary Equity

On March 7, 2014, the Company issued 30,000 shares of Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 3,230,442 shares of Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) to Fir Tree Capital Opportunity (LN) Master Fund, L.P. (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”) for an aggregate purchase price of $3.0 million in cash proceeds which were used primarily to fund the six communication towers acquired on March 7, 2014 from STAR (see Note 2). The Company also issued to the Fir Tree Investors on March 7, 2014, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock. The fair value of these 394,276 corrective shares was determined to be $0.5 million and was treated as a dividend on the preferred stock. In addition, on March 7, 2014, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors. The fair value of these indemnification shares was determined to be $0.9 million and was expensed during the six months ended June 30, 2014.

On March 31, 2014, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 9,499.06 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,040,744 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 9,499.06 shares of Series A-1 Preferred Stock and 1,040,744 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.0 million and $1.3 million, respectively.

On June 30, 2014, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 10,472.66 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,165,502 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 10,472.66 shares of Series A-1 Preferred Stock and 1,165,502 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.1 million and $0.6 million, respectively.

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

The Company analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-2 Preferred Stock is convertible at the holders’ option at any time and is redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. The Company determined, in accordance with ASC 480-S99-3A, that the Series A-2 Preferred Stock is required to be presented outside of permanent equity. The Company also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock (see Note 8).

The Company evaluated the redemption values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock and determined that the carrying values of the Series A-1 and Series A-2 should be accreted to their redemption values over a period of five years using the interest method as the Series A-1 Preferred Stock and Series A-2 Preferred Stock will become redeemable at the option of the investors after five years from issuance. As a result, the Company recognized accretion of $1.5 million and $2.9 million in its consolidated statements of operations for the three and six months ended June 30, 2014, respectively. At June 30, 2014, the Company calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be $47.7 million and $39.4 million, respectively.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below represents the changes in the carrying value of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock for the six months ended June 30, 2014:

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Carrying value, December 31, 2013	$26,203,701	$8,301,294
Issuances at fair value, net of issuance costs	3,770,599	4,387,414
Bifurcation of derivative liability	-	(3,019,010)
Accretion of preferred stock redemption	1,482,887	1,375,478
Carrying value, June 30, 2014	$31,457,187	$11,045,176

As part of the consideration of the purchase price for the acquisition from Liberty during 2013, the Company issued 8,715,000 shares of Common Stock to Liberty’s investors and recorded the shares of Common Stock at their fair value of $3.0 million. The Company granted Liberty’s investors the right, if certain conditions are met, as disclosed in, and pursuant to, the Liberty Rights Agreement, to require the Company to purchase all or any portion of the shares of Common Stock beginning on August 1, 2018, at a per share price equal to the fair market value of Common Stock as of August 1, 2018, as defined in the Liberty Rights Agreement. As a result, the shares of Common Stock are classified outside of permanent equity in accordance with ASC 480-S99-3A.

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

As of June 30, 2014 and December 31, 2013, the Company had no outstanding stock options.

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

The holders of the Restricted Stock have the right to receive additional shares of Restricted Stock in connection with future issuances of Series A-2 Preferred Stock to the Fir Tree Investors (the “Anti-Dilution Rights”). In connection with the Anti-Dilution Rights, the Company issued to the holders of the Restricted Stock an additional 619,366 shares of Restricted Stock during the six months ended June 30, 2014. During the six months ended June 30, 2014, there were 5,951 shares of Restricted Stock that were forfeited.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The grant date fair value of the Restricted Stock issued during the six months ended June 30, 2014 was determined to be $11.9 million. Stock-based compensation expense recognized under these awards for the six months ended June 30, 2014 was $1.0 million. Unrecognized compensation expense associated with these awards as of June 30, 2014 is approximately $10.9 million and is expected to be recognized through February 2018. The table below represents the activity of Restricted Stock during the six months ended June 30, 2014:

Number of Shares of Restricted Stock
Outstanding at December 31, 2013	-
Granted	7,699,621
Forfeited	(5,951)
Outstanding at June 30, 2014	7,693,670

8.	DERIVATIVE LIABILITY

As discussed in Note 7, the Company analyzed the embedded conversion feature of the Series A-2 Preferred Stock and determined that it qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (e.g., the purchase price on the closing date). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series A-2 Preferred Stock based on the assumptions below:

	June 30, 2014	December 31, 2013
Annual volatility rate	57.50%	80.00%
Risk free rate	0.68%	0.78%
Holding period	2.50 years	3.00 years
Fair value of common stock	$0.51 per share	$0.35 per share

Prior to January 1, 2014, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock prior to January 1, 2014 was estimated using a valuation model with level 3 inputs. During the six months ended June 30, 2014, due to significant increases in the trading activity and volume for the Company’s common stock, the Company determined that an active market existed. During the six months ended June 30, 2014, the fair value of the Company’s common stock was estimated to be the quoted trading price on the date of measurement, a level 1 input.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The below table represents the change in the fair value of the derivative liability during the six months ended June 30, 2014:

Fair value of derivative, December 31, 2013	$5,297,724
Additions at fair value, first quarter 2014	2,843,637
Loss from decrease in fair value of derivative	14,702,680
Fair value of derivative, March 31, 2014	22,844,041
Additions at fair value, second quarter 2014	175,373
Gain from decrease in fair value of derivative	(16,717,853)
Fair value of derivative, June 30, 2014	$6,301,561

The Company recorded a gain of $2.0 million in its consolidated statements of operations for the six months ended June 30, 2014 under gain from decrease in fair value of derivative.

The following table sets forth, by level with the fair value hierarchy, the Company’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014:
Derivative liability	$-	$-	$6,301,561	$6,301,561

December 31, 2013:
Derivative liability	$-	$-	$5,297,724	$5,297,724

9.	COMMITMENTS AND CONTINGENCIES

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

10.	SUBSEQUENT EVENTS

Subsequent to June 30, 2014 and through the date of issuance of this Report, the Company borrowed an aggregate of $1.5 million under the Credit Facility (see Note 3).

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

Except as otherwise stated or required by the context, references in this document to “CIG Wireless”, the “Company”, we”, and “our”, refer to CIG Wireless Corp. and its subsidiaries.

Overview

We are a young and dynamic company that develops, owns and operates wireless and broadcast communication towers in the United States. Our core business consists of leasing antenna space on our communication sites via long-term contracts. Our tower infrastructure can accommodate multiple customers for antennas necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our wireless infrastructure, acquiring more towers and constructing new towers.

The following provides some highlights regarding our site rental business as of June 30, 2014:

➢	We own 178 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 24 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

➢	Approximately 95% of our revenues are derived from site rental revenues of our communication towers.

➢	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

All of our operations are located in the United States. We participate in the local tower development industry and conduct our operations principally through subsidiaries.

We were incorporated in the state of Nevada in February 2008 and are currently headquartered in Wellington, Florida after a recent relocation of our corporate office from Atlanta, Georgia. Our common stock is traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

During the six months ended June 30, 2014, we declared dividends on the Series B Preferred Stock for the period from July 1, 2013 through December 31, 2013 in the amount of approximately $152 thousand which were paid in January 2014. In addition, in May 2014, we declared dividends on the series B Preferred Stock for the period from January 1, 2014 until June 30, 2014 in the amount $150 thousand which were accrued for as of June 30, 2014.

On January 15, 2014, we completed the asset acquisition of three communication towers from PTA-FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate purchase price of $0.8 million in cash.

On March 7, 2014, we completed the business acquisition of six communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $2.7 million.

On April 1, 2014, we completed the asset acquisition of two communication towers from Cleartalk for an aggregate purchase price of $0.6 million.

On May 1, 2014, we completed the asset acquisition of four communication towers from Cleartalk for an aggregate cash purchase price of $1.1 million.

On May 1, 2014, we completed the business acquisition of one additional communication tower from Cleartalk for an aggregate cash purchase price of $0.8 million.

On June 2, 2014, we completed the business acquisition of one communication tower from Fidelity Towers, Inc., a privately held company, for an aggregate cash purchase price of $0.4 million.

Site Leasing Services

Our site leasing revenues accounted for approximately 95% and 97% of our total revenues for the six months ended June 30, 2014 and 2013, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual or per term rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes, insurance, utilities, repairs and maintenance.

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

Results of Operations

The following table represents a comparison of our results of operations for the three and six months ended June 30, 2014 compared to the same periods ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Rent revenue	$1,618,097	$529,393	$3,091,121	$1,046,119
Management fees from related parties	10,088	10,088	20,175	20,175
Service revenue	41,309	1,521	137,800	11,858
Total operating revenue	1,669,494	541,002	3,249,096	1,078,152
Operating expenses
Cost of operations:
Site rental and other	749,722	358,458	1,431,032	791,482
General and administrative expenses	1,913,380	1,267,918	3,751,351	3,061,442
Depreciation, amortization and accretion expense	1,121,205	387,184	2,171,520	773,239
Impairment loss	420,336	-	477,368	-
Total operating expenses	4,204,643	2,013,560	7,831,271	4,626,163
Loss from operations	(2,535,149)	(1,472,558)	(4,582,175)	(3,548,011)
Other income (expenses)
Interest expense	(763,822)	(298,012)	(1,422,422)	(600,952)
Interest expense to related parties	-	-	(1,168)	-
Losses allocated to a related-party investor	8,546	9,268	17,539	18,494
Indemnity fees	-	-	(925,897)	-
Gain from decrease in fair value of derivatives	16,717,853	-	2,015,173	-
Total other income (expenses)	15,962,577	(288,744)	(316,775)	(582,458)
Net income (loss)	13,427,428	(1,761,302)	(4,898,950)	(4,130,469)
Losses attributable to non-controlling interest	683,068	338,354	1,269,851	912,838
Income (loss) attributable to CIG Wireless Corp.	14,110,496	(1,422,948)	(3,629,099)	(3,217,631)
Accretion of preferred stock to redemption values	(1,510,195)	-	(2,858,365)	-
Preferred stock dividends and Series A-2 adjustment shares	(1,802,698)	(56,287)	(4,663,409)	(90,893)
Net income (loss) attributable to common stockholders	$10,797,603	$(1,479,235)	$(11,150,873)	$(3,308,524)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$0.35	$(0.07)	$(0.36)	$(0.16)
Weighted average common shares outstanding, basic and diluted	30,701,123	21,750,261	30,701,123	21,320,235

Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013:

Revenues

For the three months ended June 30, 2014, total revenue was approximately $1.7 million, which was an increase of approximately $1.1 million compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during 2013 and 2014. For the three months ended June 30, 2014, we recorded $1.0 million of revenue related to the acquisitions from Liberty Towers, LLC (“Liberty”), STAR and Cleartalk. In addition, we continue to grow our portfolio of tenants on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site Rental and Other

Site rental and other includes direct costs of revenues such as rental costs, property taxes, insurance, maintenance and other direct costs. For the three months ended June 30, 2014, site rental and other were approximately $0.7 million, which was an increase of approximately $0.4 million compared to the same period of the prior year. The increase is primarily related to the addition of 108 towers from the acquisitions consummated during the previous year and the current quarter and the construction of three communication towers. In addition, our management continues to improve our operating results through active cost monitoring programs.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses totaled approximately $1.9 million, which was an increase of $0.6 million as compared to the same period of the prior year. This increase was primarily the result of higher stock compensation expense of $0.6 million. In addition, we paid approximately $0.1 million in closing costs related to acquisitions completed during the quarter ended June 30, 2014. General and administrative expenses include rent, compensation, and employee benefits, legal, accounting and other administrative fees.

Depreciation, Amortization and Accretion Expense

For the three months ended June 30, 2014, depreciation, amortization and accretion expense totaled approximately $1.1 million, which was an increase of approximately $0.7 million from the expense of approximately $0.4 million in the same period of the prior year. The increase is primarily related to the depreciation related to the acquisition of 108 communication towers consummated during the current quarter and the prior year in addition to the construction of three communication towers.

Impairment Loss

During the three months ended June 30, 2014, we recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.4 million. There was no impairment loss recorded during the six months ended June 30, 2013.

Interest Expense

For the three months ended June 30, 2014, interest expense totaled approximately $0.8 million compared to approximately $0.3 million in the same period of the prior year. Interest expense included interest incurred on our indebtedness under the credit facility entered into in September 2012 (the “Credit Facility”) and amortization of debt discounts and deferred financing costs. The increase in interest expense is related to a higher outstanding balance under the Credit Facility. As of June 30, 2014, our outstanding balance under the Credit Facility was $32.0 million compared to $10.0 million as of June 30, 2013.

Losses Allocated to Related Party Investors

For each of the three months ended June 30, 2014 and 2013, we allocated approximately $9 thousand of losses to related party investors. The losses recorded for the three months ended June 30, 2014 and 2013 were related to one related party investor, InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), who did not convert its debt during the restructuring that was completed in 2012.

Gain from Decrease in Fair Value of Derivatives

During the three months ended June 30, 2014, we recorded a gain of approximately $16.7 million resulting from the decrease in the fair value of the derivative liability related to the embedded conversion feature of the Series A-2 Preferred Stock.

Losses Allocated to Non-Controlling Interest

For the three months ended June 30, 2014, we recorded approximately $0.7 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed in 2012.

Net Income (Loss)

For the three months ended June 30, 2014, our net income was $13.4 million compared to a net loss of approximately $1.8 million for the same period of the prior year. The increase in net income was the result of the gain from the decrease in the fair value of derivatives of $16.7 million and improved operating results due to our revenue growth partially offset by higher interest expense in connection with the increase in our borrowings under the Credit Facility.

Accretion of Redeemable Preferred Stock

For the three months ended June 30, 2014, we recorded a charge of approximately $1.5 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable after July 31, 2018 or earlier based on certain conditions.

Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013:

Revenues

For the six months ended June 30, 2014, total revenue was approximately $3.2 million, which was an increase of approximately $2.2 million compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during 2013 and 2014. For the six months ended June 30, 2014, we recorded $1.8 million of revenue related to the Liberty, STAR and Cleartalk acquisitions. In addition, we continue to grow our portfolio of tenants on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Rental and other

For the six months ended June 30, 2014, site rental and other were approximately $1.4 million, which was an increase of approximately $0.6 million compared to approximately $0.8 million for the same period of the prior year. The increase is consistent with the growth in our portfolio of towers primarily related to the addition of 108 towers from the acquisitions consummated during the previous year and the current quarter and the construction of three communication towers. . In addition, our management continues to improve our operating results through active cost monitoring programs.

General and Administrative Expenses

For the six months ended June 30, 2014, general and administrative expenses totaled approximately $3.8 million, which was an increase of $0.7 million as compared to the same period of the prior year. This increase was primarily the result of higher stock compensation expense of $0.6 million. In addition, we paid approximately $0.2 million in closing costs related to acquisitions completed during the six months ended June 30, 2014. General and administrative expenses include rent, compensation, and employee benefits, legal, accounting and other administrative fees.

Depreciation, Amortization and Accretion Expense

For the six months ended June 30, 2014, depreciation, amortization and accretion expense totaled approximately $2.2 million, which was an increase of approximately $1.4 million from the expense of approximately $0.8 million in the same period of the prior year. The increase is primarily related to the depreciation related to the acquisition of 108 communication towers consummated during the current quarter and the prior year in addition to the construction of three communication towers.

Impairment Loss

During the six months ended June 30, 2014, we recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.5 million. There was no impairment loss recorded during the six months ended June 30, 2013.

Interest Expense

For the six months ended June 30, 2014, interest expense totaled approximately $1.4 million compared to approximately $0.6 million in the same period of the prior year. Interest expense included interest incurred on our indebtedness under the Credit Facility and amortization of debt discounts and deferred financing costs. The increase in interest expense is related to a higher outstanding balance under the Credit Facility. As of June 30, 2014, our outstanding balance under the Credit Facility was $32.0 million compared to $10.0 million as of June 30, 2013.

Losses Allocated to Related Party Investors

For each of the six months ended June 30, 2014 and 2013, we allocated approximately $18 thousand of losses to related party investors. The losses recorded for the six months ended June 30, 2014 and 2013 were related to ITP7, who did not convert its debt during the restructuring that was completed in 2012.

Indemnity Fees

For the six months ended June 30, 2014, we issued 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors in March 2014. The fair value of the shares issued was approximately $0.9 million and was recorded in our consolidated statements of operations for the six months ended June 30, 2014.

Gain from Decrease in Fair Value of Derivatives

During the six months ended June 30, 2014, we recorded a gain of approximately $2.0 million resulting from the decrease in the fair value of the derivative liability related to the embedded conversion feature of the Series A-2 Preferred Stock.

Losses Allocated to Non-Controlling Interest

For the six months ended June 30, 2014, we recorded approximately $1.3 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed in 2012.

Net Loss

For the six months ended June 30, 2014, our net loss was approximately $4.9 million compared to a net loss of approximately $4.1 million for the same period of the prior year. The increase in net loss was the result of higher interest expense in connection with the increase in our borrowings under the Credit Facility, higher stock compensation expenses and the indemnity fees incurred during the six months ended June 30, 2014.

Accretion of Redeemable Preferred Stock

For the six months ended June 30, 2014, we recorded a charge of approximately $2.9 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable after July 31, 2018 or earlier based on certain conditions.

Liquidity and Capital Resources

The following table represents our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(3,069,692)	$(2,083,129)
Net cash used in investing activities	(7,324,862)	(1,946,951)
Net cash provided by financing activities	9,089,840	3,312,540
Net decrease in cash	(1,304,714)	(717,540)
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$1,224,570	$1,639,229

As of June 30, 2014, the balance of our cash and cash equivalents was approximately $1.2 million compared to approximately $2.5 million as of December 31, 2013 and approximately $1.6 million as of June 30, 2013. We believe that the balance at June 30, 2014 along with available funds under our Credit Facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient to provide the funds required to grow our business and execute our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan through the exercise of our put rights for the sale of the Series A-1 and Series A-2 Preferred Stock to the Fir Tree Investors and/or other financing arrangements. However, there is no certainty that we will be successful at raising capital, nor is there certainty around the amount of funds that may be raised. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate, including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was approximately $3.1 million during the six months ended June 30, 2014 compared to approximately $2.1 million in the same period of the prior year. Cash flows used in operating activities primarily consisted of major expenditures related to the operations of our business in addition to accounting, advisory and legal costs incurred in connection with our business growth. The increase in cash flows used in operating activities was due to the increase in long-term prepaid rent due to lease buyouts, higher transaction and legal fees related to acquisitions and higher interest expense and compensation levels due to an increase in headcount.

Cash Flows from Investing Activities

Our cash used in investing activities was approximately $7.3 million during the six months ended June 30, 2014 and primarily consisted of payments of approximately $3.9 million for the business acquisitions of STAR, Cleartalk and Fidelity completed during the six months ended June 30, 2014 and $3.5 million spent for construction of towers and asset acquisitions from Cleartalk and Fidelity.

For the six months ended June 30, 2013, net cash used in investing activities was approximately $1.9 million, which primarily consisted of payments for the asset acquisition from Cleartalk completed in June 2013.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the six months ended June 30, 2014 was approximately $9.1 million which primarily consisted of net proceeds of approximately $2.9 million for issuance of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock and $6.5 million proceeds from borrowings under the Credit Facility, partially offset by approximately $152 thousand in payments for dividends on the Series B Preferred Stock and approximately $150 thousand payments on notes payable to related parties.

Our net cash provided by financing activities for the six months ended June 30, 2013 was approximately $3.3 million which primarily consisted of net proceeds of approximately $2.6 million obtained through the sale and issuance of 1,026,115 shares of Series B Preferred Stock and proceeds of approximately $1.4 million obtained through the sale and issuance of 761,125 shares of Common Stock in addition to net advances from related parties of approximately $0.1 million partially offset by payments of $0.4 million on notes payable to related parties and settlement of deferred financing costs of $0.2 million. In addition, during the second quarter 2013, we settled a loan outstanding to CRG Finance AG in the amount of $35 thousand. In connection with the conversion of loans outstanding to ENEX noted under non-cash investing and financing activities below, we paid $73 thousand in equity issuance costs during the second quarter ended June 30, 2013.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013

Noncash investing and financing Activities:
Asset retirement obligations	$31,523	$62,524
Related party receivable used to pay related party convertible note	-	100,000
Common stock issued for conversion of related party convertible note payable	-	700,000
Common stock issued for accrued interest on related party convertible note payable	-	27,133
Common stock issued as payment of equity issuance costs	-	3,000
Accretion of preferred stock redemption value	2,858,365	-
Accrued dividends on Series B preferred stock	150,001	90,893
Accrual for issuance fees of Series A-1 and A-2 Preferred Stock	195,000	-
Accrual for construction of assets included in Accounts Payable	214,860	-
Derivative liability	3,019,010	-
Dividends on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	4,510,949	-

During the six months ended June 30, 2014, we established an asset retirement obligation of approximately $32 thousand related to constructed towers and towers acquired as asset acquisitions.

During the six months ended June 30, 2014, we recorded accretion of preferred stock to its redemption values of approximately $2.9 million related to the Series A-1 and Series A-2 Preferred Stock. At June 30, 2014, there were 477,202 shares of Series A-1 Preferred Stock and 41,879,186 shares of Series A-2 Preferred Stock outstanding. At June 30, 2014, we calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be approximately $47.7 million and approximately $39.4 million, respectively.

During the six months ended June 30, 2014, we declared dividends on the series B Preferred Stock for the period from January 1, 2014 until June 30, 2014 in the amount $150 thousand which were accrued as of June 30, 2014.

During the six months ended June 30, 2014, we recorded an accrual of $0.2 million for equity issuance fees related to the Series A-1 and A-2 Preferred Stock.

During the six months ended June 30, 2014, we recorded an accrual for construction of assets that were included in accounts payable as of June 30, 2014.

In connection with the issuance of Series A-2 Preferred Stock during the six months ended June 30, 2014, we recorded approximately $3.0 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

During the six months ended June 30, 2014, we issued 19,971.72 shares of Series A-1 Preferred Stock in lieu of cash dividends on the Series A-1 Preferred Stock. In connection with the issuance and the terms of the Series A-1 and Series A-2 Preferred Stock, we issued 2,600,522 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors which we recorded as dividends. The dividend shares on the Series A-1 Preferred Stock and the Series A-2 Preferred Stock adjustment shares were recorded at their fair value of approximately $4.5 million.

During the six months ended June 30, 2013, we acquired six communication towers in an asset acquisition from Cleartalk. In connection with this transaction, we recorded a liability of $62 thousand as an asset retirement obligation.

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

In connection with the Common Stock issued for cash during the six months ended June 30, 2013, we issued 1,500 shares of common stock for equity issuance costs.

In connection with the terms of the Series B 2012 Preferred Stock, the Board declared a dividend payment of $91 thousand to its investors for the period of January 1, 2013 to June 30, 2013. As such, we recorded an accrual in our consolidated financial statements for the quarter ended June 30, 2013. The dividend payment was made in July 2013.

Credit Facility

On September 7, 2012, our company, through our subsidiary CIG Comp Tower, LLC (“Comp Tower” or the “Borrower”), closed a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie Bank Limited (“Macquarie”).  The Credit Facility may be drawn upon by Comp Tower, as guaranteed by our subsidiary CIG Properties, LLC (“CIG Properties”).  Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility.  The maturity date for repayment of all draws on the Credit Facility is September 6, 2017. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. The Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that Comp Tower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

As of December 31, 2013, the Company had an outstanding balance of $25.5 million under the Credit Facility bearing interest at 8.5% per annum. During the six months ended June, 2014, we borrowed $6.5 million under the Credit Facility to fund the acquisitions completed during the quarter. As a result, the outstanding balance under the Credit Facility was $32.0 million as of June 30, 2014 and the associated unamortized balance of the discounts was $0.9 million. In addition, as of June 30, 2014, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate was 9.9%. As of June 30, 2014, we had available $3.0 million to draw under the Credit Facility. Subsequent to June 30, 2014, we borrowed $1.5 million under the Credit Facility.

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

The Credit Facility contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. As of June 30, 2014, we were in compliance with all financial covenants of the Credit Facility. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Facility, failure to observe or perform certain covenants under the Credit Facility, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. We expect to satisfy our cash requirements for working capital, acquisitions and construction of new towers through equity financing and funds available through the Credit Facility.

Atypical Silent Partnership Agreements

Between November 2009 and February 2010, our Company, through our wholly-owned subsidiary, CIG, LLC, entered into an Atypical Silent Partnership Agreement (the “Partnership Agreement”) with InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”). The Partnership Agreement provided that the laws of Germany applied. Pursuant to this agreement, ITP7 made contributions to us for the acquisition of assets. These contributions were classified under long-term subordinated debt obligations in our consolidated balance sheets. The Atypical Silent Partnership Agreement with ITP7 expires on September 30, 2015.

In connection with the ITP7 Partnership Agreement, a liability in the amount of $0.6 million as of June 30, 2014 related to ITP7 exists in the consolidated financial statements of the Company under long-term subordinated obligations.  The liability is the net of all the contributions from the German fund ITP7 less any distributions and losses attributable to operations of one tower, which is the sole asset of the Partnership.

During the six months ended June 30, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

Series B Preferred Stock

On July 25, 2012, the Board approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted into Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. As of June 30, 2014, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. During the six months ended June 30, 2014, we paid dividends for the period from July 1, 2013 through December 31, 2013, which were declared by our Board in the amount of approximately $152 thousand on the Series B Preferred Stock. In addition, the Board has declared the dividends earned on the Series B Preferred Stock for the six months ended June 30, 2014 in the amount of $150 thousand, which were accrued as of June 30, 2014.

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

On June 30, 2014, we issued to the Fir Tree Investors in lieu of cash dividends 10,472.66 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 1,165,502 additional shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. We recorded the fair value of the 10,472.66 shares of Series A-1 Preferred Stock and 1,165,502 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.1 million and approximately $0.6 million, respectively.

The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are both redeemable at the holder’s option after July 31, 2018 or earlier based on certain conditions and the Series A-2 Preferred Stock is convertible at any time at the holder’s option.

As of June 30, 2014, we had 477,202 shares and 41,879,186 shares outstanding of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively and the related carrying values were approximately $31.5 million and approximately $11.0 million, respectively.

Off Balance Sheet Arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2014 due to the existence of the material weakness discussed below, which had been identified previously and was not fully remediated as of June 30, 2014.

1.	The Company did not maintain effective entity-level controls related to financial reporting. Specifically, we have not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

We continue to assess additional resources that may be utilized and additional policies that may be implemented to improve our controls and procedures in an effort to remediate this weakness. We are currently documenting our accounting processes and implementing new policies, which we believe, once implemented and tested will remediate the above material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On June 30, 2014, we issued to the Fir Tree Investors in lieu of cash dividends 10,472.66 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 1,165,502 additional shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. We recorded the fair value of the 10,472.66 shares of Series A-1 Preferred Stock and 1,165,502 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.1 million and approximately $0.6 million, respectively.

Except as set forth above, all unregistered equity securities sold by the Company during the period covered by this Report have been previously reported by the Company in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission.

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

CIG WIRELESS CORP.

By:
Name: Paul McGinn
Title: President, Principal Executive Officer and Director

By:

Name: Romain Gay-Crosier
Title: Principal Financial Officer and Principal Accounting Officer

Dated: August 14, 2014

