Form 10-Q
period 2014-09-30
CIG WIRELESS CORP.
filed 2014-11-14
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2014, 38,579,416 shares of the Registrant’s common stock, $0.00001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

1.	CONSOLIDATED FINANCIAL STATEMENTS

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$586,295	$2,529,284
Accounts receivable	165,273	110,756
Accounts receivable due from related parties	154,568	197,407
Prepaid expenses	492,131	420,707
Total current assets	1,398,267	3,258,154
Restricted cash	788,993	789,587
Property, equipment and software, net	60,888,456	57,288,544
Intangible assets, net	15,072,260	14,044,184
Goodwill	554,125	554,125
Deferred financing costs, net	298,533	361,528
Other noncurrent assets	2,110,399	939,178
Total assets	$81,111,033	$77,235,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,701,799	$1,848,359
Accounts payable due to related parties	-	43,144
Deferred revenue	962,389	685,423
Derivative liability	3,738,952	5,297,724
Current portion of notes payable to related parties	-	150,249
Total current liabilities	6,403,140	8,024,899
Long-term deferred revenue	967,432	513,900
Long-term subordinated obligation to related parties	622,255	654,616
Long-term debt, net of unamortized discounts	32,659,116	24,515,624
Other noncurrent liabilities	2,451,706	2,052,474
Total liabilities	43,103,649	35,761,513
Series A-1 redeemable preferred stock, 1,200,000 shares authorized, $0.00001 par value, 493,073 and 423,330 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	33,959,233	26,203,701
Series A-2 redeemable convertible preferred stock, 95,000,000 shares authorized, $0.00001 par value, 43,679,348 and 35,645,626 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	12,554,283	8,301,294
Redeemable common stock, $0.00001 par value; 8,715,000 shares issued and outstanding	3,050,250	3,050,250
	49,563,766	37,555,245
Stockholders' (Deficit) Equity
Preferred stock, 100,000,000 shares authorized
Series B 6% 2012 convertible redeemable preferred stock, 1,700,000 shares authorized, $0.00001 par value; 1,680,492 shares issued and outstanding, respectively	17	17
Common stock, 100,000,000 shares authorized, $0.00001 par value; 29,864,416 and 21,986,123 issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	299	220
Additional paid-in capital	15,017,212	13,272,057
Accumulated deficit	(35,180,325)	(19,812,222)
Total CIG Wireless Corp. stockholders' deficit	(20,162,797)	(6,539,928)
Non-controlling interest	8,606,415	10,458,470
Total stockholders' (deficit) equity	(11,556,382)	3,918,542
Total liabilities and stockholders' (deficit) equity	$81,111,033	$77,235,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Rent revenue	$1,709,745	$926,335	$4,800,866	$1,972,454
Management fees from related parties	46,814	10,088	66,989	30,263
Service revenue	50,275	29,300	188,075	41,158
Total operating revenue	1,806,834	965,723	5,055,930	2,043,875

Operating expenses
Cost of operations:
Site rental and other	693,633	545,655	2,124,665	1,337,137
General and administrative expenses	2,041,300	1,791,473	5,792,651	4,852,914
Depreciation, amortization and accretion expense	1,153,208	763,529	3,324,728	1,536,769
Impairment loss	13,010	-	490,378	-
Total operating expenses	3,901,151	3,100,657	11,732,422	7,726,820

Loss from operations	(2,094,317)	(2,134,934)	(6,676,492)	(5,682,945)

Other income (expenses)
Interest expense	(810,132)	(429,214)	(2,232,554)	(1,030,166)
Interest expense to related parties	-	(19,039)	(1,168)	(19,039)
Gain on extinguishment of liabilities	-	78,000	-	78,000
Losses allocated to a related-party investor	8,560	9,304	26,099	27,798
Loss on modification of Class A interests	-	(2,687,743)	-	(2,687,743)
Indemnity and other fees	(1,289,485)	-	(2,215,382)	-
Gain from decrease in fair value of derivatives	2,716,702	65,087	4,731,875	65,087
Total other income (expenses)	625,645	(2,983,605)	308,870	(3,566,063)

Net loss	(1,468,672)	(5,118,539)	(6,367,622)	(9,249,008)
Losses attributable to non-controlling interest	582,204	1,419,315	1,852,055	2,332,153
Loss attributable to CIG Wireless Corp.	(886,468)	(3,699,224)	(4,515,567)	(6,916,855)
Accretion of preferred stock to redemption values	(1,619,770)	(967,169)	(4,478,135)	(967,169)
Preferred stock dividends and Series A-2 adjustment shares	(1,637,235)	(76,216)	(6,298,185)	(167,109)
Net loss attributable to common stockholders	$(4,143,473)	$(4,742,609)	$(15,291,887)	$(8,051,133)

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.17)	$(0.50)	$(0.34)
Weighted average common shares outstanding, basic and diluted	30,701,123	27,724,112	30,701,123	23,478,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

CIG Wireless Corp. and Subsidiaries
	Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total CIG Wireless Stockholder's Deficit	Non-Controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2013	1,680,492	$17	21,986,123	$220	$13,272,057	$(19,812,222)	$(6,539,928)	$10,458,470	$3,918,542
Stock-based compensation	-	-	7,878,293	79	1,745,155	-	1,745,234	-	1,745,234
Accretion of preferred stock redemption value	-	-	-	-	-	(4,478,135)	(4,478,135)	-	(4,478,135)
Dividends declared and paid on Series B preferred stock	-	-	-	-	-	(152,460)	(152,460)	-	(152,460)
Dividends declared and accrued on Series B preferred stock	-	-	-	-	-	(150,001)	(150,001)	-	(150,001)
Dividends paid in shares on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	-	-	-	-	-	(6,071,940)	(6,071,940)	-	(6,071,940)
Net loss	-	-	-	-	-	(4,515,567)	(4,515,567)	(1,852,055)	(6,367,622)
Balance, September 30, 2014	1,680,492	$17	29,864,416	$299	$15,017,212	$(35,180,325)	$(20,162,797)	$8,606,415	$(11,556,382)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,367,622)	$(9,249,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	3,324,728	1,536,769
Amortization of deferred financing costs and debt discounts	238,541	152,589
Impairment loss	490,378	-
Indemnity fees paid in Series A-1 and A-2 shares	1,910,382	-
Write-off of related party receivable and payable	-	157,524
Write-off of issuance costs on long-term subordinated obligations to related parties	-	28,944
Management fees revenue from related parties	(6,262)	(6,262)
Gain on settlement of accounts payable	-	(78,000)
Loss on modification of Class A interests	-	2,687,743
Gain from decrease in fair value of derivatives	(4,731,875)	(65,087)
Losses allocated to a related party investor	(26,099)	(27,798)
Stock-based compensation	1,745,234	467,235
Forfeitures of stock options due to cancellation	-	(777,373)

Changes in operating assets and liabilities:
Accounts receivable	(54,517)	47,137
Accounts receivable from related parties	(7,230)	(24,000)
Prepaid expenses	(64,944)	(136,174)
Other noncurrent assets	(1,171,221)	(127,551)
Accounts payable and accrued liabilities	(473,587)	(93,618)
Accounts payable to related parties	-	200,091
Deferred revenue	713,317	542,140
Other noncurrent liabilities	235,712	144,835
Net cash used in operating activities	(4,245,065)	(4,619,864)
Cash flows from investing activities:
Cash paid for purchase and construction of fixed assets	(4,190,765)	(2,293,268)
Cash paid for acquisitions of businesses	(3,901,082)	(37,936,291)
Decrease (increase) in restricted cash	594	(644,742)
Net cash used in investing activities	(8,091,253)	(40,874,301)

Cash flows from financing activities:
Proceeds from credit facility, net of discounts	7,967,946	9,743,594
Proceeds from sale of Series A-1 and A-2 preferred stock, net of issuance costs	2,721,167	31,315,506
Common stock sold for cash, net of issuance costs	-	1,352,910
Proceeds from sale of Series B preferred stock, net of issuance costs	-	2,686,946
Dividends declared and paid on Series B Preferred Stock	(152,460)	(90,893)
Payments for debt issuance costs	-	(52,512)
Payments of debt issuance costs accrued in prior year	-	(231,737)
Distributions to related party investors	-	(7,472)
Payments for equity issuance costs from conversion of debt	-	(73,478)
Payments on notes payable	-	(35,000)
Payments on notes payable to related party	(150,249)	(600,000)
Net advances from related parties	6,925	68,178
Net cash provided by financing activities	10,393,329	44,076,042

Net decrease in cash and cash equivalents	(1,942,989)	(1,418,123)
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$586,295	$938,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Supplemental disclosure of cash flow information
Interest paid	$1,997,462	$842,030
Taxes paid	-	-

Acquisitions of businesses
Fair value of assets acquired, net of cash acquired	$3,954,388	$41,921,545
Less: liabilities assumed	(53,306)	(935,004)
Fair value of assets, net of assumed liabilities and cash acquired	3,901,082	40,986,541
Common stock issued as consideration	-	(3,050,250)
Net cash paid for acquisition of businesses	$3,901,082	$37,936,291

Noncash investing and financing activities:
Asset retirement obligations	$46,544	$62,524
Related party receivable used to pay related party convertible note	-	100,000
Common stock issued for conversion of related party convertible note payable	-	700,000
Common stock issued for accrued interest on related party convertible note payable	-	27,133
Common stock issued as payment of equity issuance costs	-	3,000
Common stock issued for conversion of liabilities	-	42,000
Common stock issued for acquisition of business	-	3,050,250
Accrued accounts payable for construction of assets	176,438	-
Accrued dividends on Series B preferred stock	150,001	-
Accretion of preferred stock redemption value	4,478,135	967,169
Derivative liability	3,173,103	4,544,934
Dividends on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	6,071,940	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information have been omitted pursuant to the rules and regulations of Article 10 of Regulation S-X. In the opinion of management, these consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the periods indicated. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for any other future interim period or for the year ending December 31, 2014. You should read the unaudited consolidated financial statements in conjunction with Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as with the Company’s consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements included herein represent the financial statements of the Company and its wholly-owned and majority-owned subsidiaries for the three and nine months ended September 30, 2014 and 2013. All intercompany transactions and ownership have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform the presentation for the current period.

Impairment Loss

During the nine months ended September 30, 2014, the Company recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.5 million. There was no impairment loss recorded during the nine months ended September 30, 2013.

Lease Buy-Outs

During the nine months ended September 30, 2014, the Company paid $1.1 million as prepayments of site rental fees pursuant to amendments of the lease agreements underlying these sites. The amount paid is included under other noncurrent assets of the Company’s consolidated balance sheet as of September 30, 2014.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”, clarifying the recognition timing of expense associated with certain performance based stock awards when the performance target that affects vesting could be achieved after the requisite service period. This ASU is an update to FASB ASC Topic 718 and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with earlier adoption permitted.  The Company does not believe the adoption of this ASU will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance in the FASB Accounting Standards Codification. However, leases are excluded from the scope of this ASU. The amendment will become effective on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of this standard on its consolidated financial statements.

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

During the nine months ended September 30, 2014, the Company completed the following asset acquisitions:

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

The total purchase price of these asset acquisitions was $2.5 million and was included in the statements of cash flows for the nine months ended September 30, 2014 under cash paid for purchase and construction of fixed assets.

During the nine months ended September 30, 2014, the Company completed the following business acquisitions:

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

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Unaudited pro forma results of operations data for the three and nine months ended September 30, 2014 and 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Unaudited Pro Forma Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues	$1,806,834	$1,598,630	$5,103,591	$3,700,026
Loss from operations	(2,094,317)	(2,398,066)	(6,698,417)	(6,449,187)
Net loss	$(1,479,501)	$(5,748,115)	$(6,591,894)	$(11,385,993)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates.

3.	LONG-TERM DEBT

The table below summarizes our long-term debt that is not associated with related parties as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Credit facility, due September 6, 2017	$33,500,000	$25,500,000
Unamortized discount on the credit facility	(840,884)	(984,376)
Long-term debt, net of current portion and unamortized discounts	$32,659,116	$24,515,624

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

As of September 30, 2014, the Company had an outstanding balance of $33.5 million under the Credit Facility, bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $0.8 million, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate as of September 30, 2014 was 9.9%. During the nine months ended September 30, 2014, amortization expense related to debt discounts was $176 thousand and amortization expense related to deferred financing costs was $63 thousand. As of September 30, 2014, $1.5 million remained available under the Credit Facility. Subsequent to September 30, 2014, the Company increased its commitments by $5.0 million and borrowed $3.5 million under the Credit Facility.

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

The Credit Facility contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. As of September 30, 2014, the Company was in compliance with all required financial covenants of the Credit Facility. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Facility, failure to observe or perform certain covenants under the Credit Facility, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under the Credit Facility under certain circumstances.

4.	RELATED-PARTY NOTES PAYABLE

As of December 31, 2013, the outstanding balance of related party notes payable was $150 thousand which was payable in January 2014. During the nine months ended September 30, 2014, the Company made payments including accrued interest to settle these notes. As such, the related party notes payable had no outstanding balance as of September 30, 2014.

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

A summary of the changes in the long-term subordinated obligations to related parties for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$654,616	$678,612
Distributions	-	(7,472)
Management fees	(6,262)	(6,262)
Write-off issuance costs	-	28,944
Losses allocated to related party investors	(26,099)	(27,798)
Balance, end of period	$622,255	$666,024

Management fees provided to ITP7 are accounted for against the long-term subordinated obligations and totaled $6,262 in each of the nine months ended September 30, 2014 and 2013.

6.	RELATED PARTY TRANSACTIONS

Accounts Receivable from Related Parties

Accounts receivable due from related parties are presented separately from other accounts receivable in the Company’s consolidated balance sheets. The below table represents the balances receivable from related parties as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$26,387	$-
BAC Infratrust Acht GmbH & Co. KG (IT8)	128,181	197,407
Total	$154,568	$197,407

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management fees charged to IT6 and IT8 during each of the nine months ended September 30, 2014 and 2013 totaled $24 thousand. In addition, during the same period, the Company earned approximately $37 thousand in lease-up fees charged to IT6. Management fees charged to ITP7 were approximately $6 thousand during the nine months ended September 30, 2014 and were recorded under long-term subordinated obligations to related parties (Note 5).

Accounts Payable to Related Parties

Accounts payable due to related parties are presented separately from other accounts payable in the Company’s consolidated balance sheets. The below table represents the balances payable to related parties as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$-	$21,640
Berlin Atlantic Capital US, LLC	-	21,504
Total	$-	$43,144

7.	EQUITY

Common and Preferred Stock

During the nine months ended September 30, 2014, the Company declared and paid dividends for the period from July 1, 2013 through December 31, 2013 on the Series B Preferred Stock in the amount of approximately $152 thousand which was paid in January 2014. Dividends earned on the Series B Preferred Stock for the period from January 1, 2014 through June 30, 2014 totaled $150 thousand and were declared and accrued for as of September 30, 2014.

Temporary Equity

On March 7, 2014, the Company issued 30,000 shares of Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 3,230,442 shares of Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) to Fir Tree Capital Opportunity (LN) Master Fund, L.P. (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”) for an aggregate purchase price of $3.0 million in cash proceeds which were used primarily to fund the six communication towers acquired on March 7, 2014 from STAR (see Note 2). The Company also issued to the Fir Tree Investors on March 7, 2014, for the purpose of correcting certain computational errors in calculations for certain prior issuances of Series A-2 Preferred Stock to the Fir Tree Investors, 394,276 additional shares of Series A-2 Preferred Stock. The fair value of these 394,276 corrective shares was determined to be $0.5 million and was treated as a dividend on the preferred stock. In addition, on March 7, 2014, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors. The fair value of these indemnification shares was determined to be $0.9 million and was expensed during the nine months ended September 30, 2014.

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

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 25, 2014, the Company issued to the Fir Tree Investors 5,000 shares of Series A-1 Preferred Stock and 561,106 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors. The fair value of these indemnification shares was determined to be $1.0 million and was expensed during the nine months ended September 30, 2014.

On September 30, 2014, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 10,870.92 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,239,056 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 10,870.92 shares of Series A-1 Preferred Stock and 1,239,056 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.2 million and $0.4 million, respectively.

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

The Company evaluated the redemption values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock and determined that the carrying values of the Series A-1 and Series A-2 should be accreted to their redemption values over a period of five years using the interest method as the Series A-1 Preferred Stock and Series A-2 Preferred Stock will become redeemable at the option of the investors after five years from issuance. As a result, the Company recognized accretion of $1.6 million and $4.5 million in its consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, the Company calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be $49.3 million and $40.3 million, respectively.

The table below represents the changes in the carrying value of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock for the nine months ended September 30, 2014:

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Carrying value, December 31, 2013	$26,203,701	$8,301,294
Issuances at fair value, net of issuance costs	5,470,692	5,232,797
Bifurcation of derivative liability	-	(3,173,103)
Accretion of preferred stock redemption	2,284,840	2,193,295
Carrying value, September 30, 2014	$33,959,233	$12,554,283

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

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of September 30, 2014 and December 31, 2013, the Company had no outstanding stock options.

On January 29, 2014, the Company’s Compensation Committee adopted the 2014 Equity Incentive Plan (the “2014 Plan”). On February 14, 2014, this Plan was amended to provide for awards of up to an aggregate of 20,000,000 shares of restricted Common Stock. The 2014 Plan is intended to further the growth and profitability of the Company by increasing incentives and encouraging share ownership on the part of the employees, members of the board of directors of the Company, and independent contractors of the Company and its subsidiaries.

On February 27, 2014, the Company issued 7,080,255 shares of restricted stock (“Restricted Stock”) under the 2014 Plan to certain officers, directors and employees of the Company, subject to vesting, forfeiture and voting restrictions.

In order for shares of Restricted Stock to vest, participants must satisfy the Continuing Service Conditions (as defined below) and a Realization Event or a Partial Realization Event (as such terms are defined in the 2014 Plan) must occur on or prior to December 31, 2020, subject to those limitations set forth in each participant’s award agreement. A participant will satisfy the continuing service conditions (the “Continuing Service Conditions”) with respect to 20% of the shares of Restricted Stock on the first six-month anniversary of the grant date, and on each of the four annual anniversaries of the grant date thereafter; provided that the participant remains in continuous employment with the Company or one of its affiliates through each applicable anniversary date. If a Realization Event occurs and the participant remains in continuous employment with the Company or its affiliates through the date of consummation of such Realization Event, the Continuing Service Conditions shall immediately be satisfied with respect to all of the participant’s then outstanding shares of Restricted Stock.

The holders of the Restricted Stock have the right to receive additional shares of Restricted Stock in connection with future issuances of Series A-2 Preferred Stock to the Fir Tree Investors (the “Anti-Dilution Rights”). In connection with the Anti-Dilution Rights, the Company issued to the holders of the Restricted Stock an additional 810,084 shares of Restricted Stock during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, there were 12,046 shares of Restricted Stock that were forfeited.

The grant date fair value of the Restricted Stock issued during the nine months ended September 30, 2014 was determined to be $12.0 million. Stock-based compensation expense recognized under these awards for the nine months ended September 30, 2014 was $1.7 million. Unrecognized compensation expense associated with these awards as of September 30, 2014 is approximately $10.3 million and is expected to be recognized through February 2018. The table below represents the activity of Restricted Stock during the nine months ended September 30, 2014:

Number of Shares of Restricted Stock
Outstanding at December 31, 2013	-
Granted	7,890,339
Forfeited	(12,046)
Outstanding at September 30, 2014	7,878,293

8.	DERIVATIVE LIABILITY

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

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series A-2 Preferred Stock based on the assumptions below:

	September 30, 2014	December 31, 2013
Annual volatility rate	57.50%	80.00%
Risk free rate	0.68%	0.78%
Holding period	2.25 years	3.00 years
Fair value of common stock	$0.32 per share	$0.35 per share

Prior to January 1, 2014, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock prior to January 1, 2014 was estimated using a valuation model with level 3 inputs. During the nine months ended September 30, 2014, due to significant increases in the trading activity and volume for the Company’s common stock, the Company determined that an active market existed. During the nine months ended September 30, 2014, the fair value of the Company’s common stock was estimated to be the quoted trading price on the date of measurement, a level 1 input.

The below table represents the change in the fair value of the derivative liability during the nine months ended September 30, 2014:

Fair value of derivative, December 31, 2013	$5,297,724
Additions at fair value, first quarter 2014	2,843,637
Loss from increase in fair value of derivative	14,702,680
Fair value of derivative, March 31, 2014	22,844,041
Additions at fair value, second quarter 2014	175,373
Gain from decrease in fair value of derivative	(16,717,853)
Fair value of derivative, June 30, 2014	$6,301,561
Additions at fair value, third quarter 2014	154,093
Gain from decrease in fair value of derivative	(2,716,702)
Fair value of derivative, September 30, 2014	3,738,952

The Company recorded a gain of $4.7 million in its consolidated statements of operations for the nine months ended September 30, 2014 under gain from decrease in fair value of derivative.

CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth, by level with the fair value hierarchy, the Company’s assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014:
Derivative liability	$-	$-	$3,738,952	$3,738,952

December 31, 2013:
Derivative liability	$-	$-	$5,297,724	$5,297,724

9.	COMMITMENTS AND CONTINGENCIES

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

On August 25, 2014, the Company terminated a financing arrangement with Macquarie Capital and paid a termination fee of $0.5 million. $0.2 million was offset against an accrual for financing fees related to the proceeds of $3.0 million received from the Fir Tree Investors through the issuance of Series A-1 Preferred Stock and Series A-2 Preferred Stock on March 7, 2014 (Note 7). The remaining $0.3 million was expensed and recorded under indemnity and other fees in the statements of operations for the nine months ended September 30, 2014.

10.	SUBSEQUENT EVENTS

Subsequent to September 30, 2014 and through the date of issuance of this Report, the Company borrowed an aggregate of $3.5 million and increased its commitments under the Credit Facility by $5.0 million (see Note 3). The borrowing proceeds are used to fund the acquisition and construction of towers in addition to supporting the Company’s working capital requirements.

Subsequent to September 30, 2014 and through the date of issuance of this Report, the Company completed the acquisition of five tower communication sites for an aggregate purchase price of $2.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Our disclosure and analysis included in this Report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and raising debt and capital securities include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include (i) ability to raise additional capital to support our portfolio growth; (ii) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and new tenant additions; and (iii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iv) anticipated growth in market share, future revenues, and operating cash flows; and (v) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described under “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and other reports we file with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and other reports we file with the Securities and Exchange Commission may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

The following provides some highlights regarding our site rental business as of September 30, 2014:

➢	We own 180 wireless communication towers that are online and in commercial service.

➢	We have a geographical presence in 24 states.

➢	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

➢	Approximately 95% of our revenues are derived from site rental revenues of our communication towers.

➢	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

➢	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

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

During the nine months ended September 30, 2014, we declared dividends on the Series B Preferred Stock for the period from July 1, 2013 through December 31, 2013 in the amount of approximately $152 thousand which were paid in January 2014. In addition, in May 2014, we declared dividends on the Series B Preferred Stock for the period from January 1, 2014 until June 30, 2014 in the amount $150 thousand which were accrued for as of September 30, 2014.

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

During the third quarter 2014, we completed the construction of three communication towers and abandoned one communication tower. The total communication towers constructed during the nine months ended September 30, 2014 was five towers.

Site Leasing Services

Our site leasing revenues accounted for approximately 95% and 97% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual or per term rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes, insurance, utilities, repairs and maintenance.

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

Results of Operations

The following table represents a comparison of our results of operations for the three and nine months ended September 30, 2014 compared to the same periods ended September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenue:
Rent revenue	$1,709,745	$926,335	$4,800,866	$1,972,454
Management fees from related parties	46,814	10,088	66,989	30,263
Service revenue	50,275	29,300	188,075	41,158
Total operating revenue	1,806,834	965,723	5,055,930	2,043,875

Operating expenses
Cost of operations:
Site rental and other	693,633	545,655	2,124,665	1,337,137
General and administrative expenses	2,041,300	1,791,473	5,792,651	4,852,914
Depreciation, amortization and accretion expense	1,153,208	763,529	3,324,728	1,536,769
Impairment loss	13,010	-	490,378	-
Total operating expenses	3,901,151	3,100,657	11,732,422	7,726,820

Loss from operations	(2,094,317)	(2,134,934)	(6,676,492)	(5,682,945)

Other income (expenses)
Interest expense	(810,132)	(429,214)	(2,232,554)	(1,030,166)
Interest expense to related parties	-	(19,039)	(1,168)	(19,039)
Gain on extinguishment of liabilities	-	78,000	-	78,000
Losses allocated to a related-party investor	8,560	9,304	26,099	27,798
Loss on modification of Class A interests	-	(2,687,743)	-	(2,687,743)
Indemnity and other fees	(1,289,485)	-	(2,215,382)	-
Gain from decrease in fair value of derivatives	2,716,702	65,087	4,731,875	65,087
Total other income (expenses)	625,645	(2,983,605)	308,870	(3,566,063)

Net loss	(1,468,672)	(5,118,539)	(6,367,622)	(9,249,008)
Losses attributable to non-controlling interest	582,204	1,419,315	1,852,055	2,332,153
Loss attributable to CIG Wireless Corp.	(886,468)	(3,699,224)	(4,515,567)	(6,916,855)
Accretion of preferred stock to redemption values	(1,619,770)	(967,169)	(4,478,135)	(967,169)
Preferred stock dividends and Series A-2 adjustment shares	(1,637,235)	(76,216)	(6,298,185)	(167,109)
Net loss attributable to common stockholders	$(4,143,473)	$(4,742,609)	$(15,291,887)	$(8,051,133)

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.17)	$(0.50)	$(0.34)
Weighted average common shares outstanding, basic and diluted	30,701,123	27,724,112	30,701,123	23,478,318

Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013:

Revenues

For the three months ended September 30, 2014, total revenue was approximately $1.8 million, which was an increase of approximately $0.8 million compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during 2013 and 2014. For the three months ended September 30, 2014 and 2013, we recorded revenues of $1.0 million and $0.4 million, respectively related to the acquisitions from Liberty Towers, LLC (“Liberty”), STAR, Cleartalk and Fidelity Towers. In addition, we continue to grow our portfolio of tenants on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site Rental and Other

Site rental and other includes direct costs of revenues such as rental costs, property taxes, insurance, maintenance and other direct costs. For the three months ended September 30, 2014, site rental and other were approximately $0.7 million, which was an increase of approximately $0.2 million compared to the same period of the prior year. The increase is primarily related to the addition of the towers acquired during the previous and current year and the construction of six communication towers. In addition, our management continues to improve our operating results through active cost monitoring programs.

General and Administrative Expenses

For the three months ended September 30, 2014, general and administrative expenses totaled approximately $2.0 million, which was an increase of $0.2 million as compared to the same period of the prior year. This increase was primarily the result of higher stock compensation expense of $1.5 million partially offset by a decrease in acquisition costs of $1.4 million during the third quarter 2014. The increase in stock compensation expense is due to the reversal of stock compensation expense in the third quarter 2013 due to forfeitures of stock grants. General and administrative expenses include rent, compensation, and employee benefits, legal, accounting and other administrative fees.

Depreciation, Amortization and Accretion Expense

For the three months ended September 30, 2014, depreciation, amortization and accretion expense totaled approximately $1.2 million, which was an increase of approximately $0.4 million from the expense of approximately $0.8 million in the same period of the prior year. The increase is primarily related to the depreciation related to the acquisition of communication towers consummated during the prior and current year in addition to the construction of six communication towers.

Impairment Loss

During the three months ended September 30, 2014, we recorded an impairment loss related to abandoned towers in the amount of $13 thousand. There was no impairment loss recorded during the three months ended September 30, 2013.

Interest Expense

For the three months ended September 30, 2014, interest expense totaled approximately $0.8 million compared to approximately $0.4 million in the same period of the prior year. Interest expense included interest incurred on our indebtedness under the credit facility entered into in September 2012 (the “Credit Facility”) and amortization of debt discounts and deferred financing costs. The increase in interest expense is related to a higher outstanding balance under the Credit Facility. As of September 30, 2014, our outstanding balance under the Credit Facility was $33.5 million compared to $20.0 million as of September 30, 2013.

Gain from extinguishment of Liabilities

On August, 1, 2013, we issued 120,000 shares of common stock valued at $42 thousand to CRG Finance to settle outstanding liabilities in the amount of $120 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

Losses Allocated to Related Party Investors

For each of the three months ended September 30, 2014 and 2013, we allocated approximately $9 thousand of losses to related party investors. The losses recorded for the three months ended September 30, 2014 and 2013 were related to one related party investor, InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), who did not convert its debt during the restructuring that was completed in 2012.

Indemnity and Other Fees

For the three months ended September 30, 2014, we issued 5,000 shares of Series A-1 Preferred Stock and 561,106 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors. The fair value of the shares issued was approximately $1.0 million and was recorded in our consolidated statements of operations for the third quarter 2014.

In addition, during the third quarter 2014, we terminated a financing arrangement with Macquarie Capital and paid a termination fee of $0.5 million. $0.2 million was offset against an accrual for financing fees related to the proceeds of $3.0 million received from the Fir Tree Investors through the issuance of Series A-1 Preferred Stock and Series A-2 Preferred Stock on March 7, 2014 (Note 7). The remaining $0.3 million was expensed and recorded under indemnity and other fees in the statements of operations for the three months ended September 30, 2014.

Loss from Modification of Non-Controlling Interest

In connection with the amendment of the Amended and Restated Limited Liability Company agreement of Communications Infrastructure Group, LLC (the “CIG LLC Amendment”), effective on August 1, 2013, we recorded a loss of $2.7 million in our statement of operations for the three months ended September 30, 2013 under loss on modification of non-controlling interest. The loss is due to the modification of the conversion terms in the CIG LLC Amendment and represents the incremental increase in the fair value of the modified Class A Interests.

Gain from Decrease in Fair Value of Derivatives

During the three months ended September 30, 2014, we recorded a gain of approximately $2.7 million resulting from the decrease in the fair value of the derivative liability related to the embedded conversion feature of the Series A-2 Preferred Stock.

Net Loss

For the three months ended September 30, 2014, our net loss was approximately $1.5 million compared to a net loss of approximately $5.1 million for the same period of the prior year. The decrease in net loss was the result of improved operating results due to revenue growth, the gain from the decrease in the fair value of derivatives recorded during the third quarter 2014 and the loss on modification of Class A interests recorded in the third quarter 2013 partially offset by higher stock compensation expense and higher interest expense during the third quarter 2014 in connection with the increase in our borrowings under the Credit Facility in addition to the indemnity fees incurred during the three months ended September 30, 2014.

Losses Allocated to Non-Controlling Interest

For the three months ended September 30, 2014, we recorded approximately $0.6 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed in 2012.

Accretion of Redeemable Preferred Stock

For the three months ended September 30, 2014, we recorded a charge of approximately $1.6 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable after July 31, 2018 or earlier based on certain conditions.

Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013:

Revenues

For the nine months ended September 30, 2014, total revenue was approximately $5.1 million, which was an increase of approximately $3.0 million compared to the same period of the prior year. The increase is primarily related to revenue from the acquisitions completed during 2013 and 2014. For the nine months ended September 30, 2014 and 2013, we recorded revenues of $2.9 million and $0.4 million, respectively related to the Liberty, STAR, Cleartalk and Fidelity Towers acquisitions. In addition, we continue to grow our portfolio of tenants on our existing towers. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site-Rental and Other

For the nine months ended September 30, 2014, site rental and other were approximately $2.1 million, which was an increase of approximately $0.8 million compared to approximately $1.3 million for the same period of the prior year. The increase is consistent with the growth in our portfolio of towers primarily related to the addition of the towers acquired during the prior and current year and the construction of six communication towers. In addition, our management continues to improve our operating results through active cost monitoring programs.

General and Administrative Expenses

For the nine months ended September 30, 2014, general and administrative expenses totaled approximately $5.8 million, which was an increase of $0.9 million as compared to the same period of the prior year. This increase was primarily the result of higher stock compensation expense of $2.0 million partially offset by a decrease in acquisition costs of $1.4 million during the third quarter 2014. The increase in stock compensation expense is due to the reversal of stock compensation expense in the third quarter 2013 due to forfeitures of stock grants. General and administrative expenses include rent, compensation and employee benefits, legal, accounting and other administrative fees.

Depreciation, Amortization and Accretion Expense

For the nine months ended September 30, 2014, depreciation, amortization and accretion expense totaled approximately $3.3 million, which was an increase of approximately $1.8 million from the expense of approximately $1.5 million in the same period of the prior year. The increase is primarily related to the depreciation related to the acquisition of communication towers consummated during the prior and current year in addition to the construction of six communication towers.

Impairment Loss

During the nine months ended September 30, 2014, we recorded an impairment loss related to abandoned or terminated construction projects and towers in the amount of $0.5 million. There was no impairment loss recorded during the nine months ended September 30, 2013.

Interest Expense

For the nine months ended September 30, 2014, interest expense totaled approximately $2.2 million compared to approximately $1.0 million in the same period of the prior year. Interest expense included interest incurred on our indebtedness under the Credit Facility and amortization of debt discounts and deferred financing costs. The increase in interest expense is related to a higher outstanding balance under the Credit Facility. As of September 30, 2014, our outstanding balance under the Credit Facility was $33.5 million compared to $20.0 million as of September 30, 2013.

Gain from extinguishment of Liabilities

On August, 1, 2013, we issued 120,000 shares of common stock valued at $42 thousand to CRG Finance to settle outstanding liabilities in the amount of $120 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

Losses Allocated to Related Party Investors

For the nine months ended September 30, 2014 and 2013, we allocated approximately $26 thousand and $28 thousand of losses, respectively to related party investors. The losses recorded for the nine months ended September 30, 2014 and 2013 were related to ITP7, who did not convert its debt during the restructuring that was completed in 2012.

Indemnity and Other Fees

For the nine months ended September 30, 2014, we issued 8,900 shares of Series A-1 Preferred Stock and 963,702 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors during 2014. The fair value of the shares issued was approximately $1.9 million and was recorded in our consolidated statements of operations for the nine months ended September 30, 2014.

In addition, during the three months ended September 30, 2014, we terminated a financing arrangement with Macquarie Capital and paid a termination fee of $0.5 million. Approximately $0.2 million was offset against an accrual for financing fees related to the proceeds of $3.0 million received from the Fir Tree Investors through the issuance of Series A-1 Preferred Stock and Series A-2 Preferred Stock on March 7, 2014 (Note 7). The remaining $0.3 million was expensed and recorded under indemnity and other fees in the statements of operations for the nine months ended September 30, 2014.

Loss from Modification of Non-Controlling Interest

In connection with the CIG LLC Amendment, we recorded a loss of $2.7 million in our statement of operations for the nine months ended September 30, 2013 under loss on modification of non-controlling interest. The loss is due to the modification of the conversion terms in the CIG LLC Amendment and represents the incremental increase in the fair value of the modified Class A Interests.

Gain from Decrease in Fair Value of Derivatives

During the nine months ended September 30, 2014, we recorded a gain of approximately $4.7 million resulting from the decrease in the fair value of the derivative liability related to the embedded conversion feature of the Series A-2 Preferred Stock.

Net Loss

For the nine months ended September 30, 2014, our net loss was approximately $6.4 million compared to a net loss of approximately $9.2 million for the same period of the prior year. The decrease in net loss was the result of improved operating results due to revenue growth, the gain from the decrease in the fair value of derivatives recorded during the nine months ended September 30, 2014 and the loss on modification of Class A interest recorded in the nine months ended September 30, 2013 partially offset by higher stock compensation expense and higher interest expense in connection with the increase in our borrowings under the Credit Facility, in addition to the indemnity fees incurred during the nine months ended September 30, 2014.

Losses Allocated to Non-Controlling Interest

For the nine months ended September 30, 2014, we recorded approximately $1.9 million in losses attributable to the non-controlling interest. The non-controlling interest is related to the Class A interests that our related party investors received in connection with the restructuring completed in 2012.

Accretion of Redeemable Preferred Stock

For the nine months ended September 30, 2014, we recorded a charge of approximately $4.5 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable after July 31, 2018 or earlier based on certain conditions.

Liquidity and Capital Resources

The following table represents our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(4,245,065)	$(4,619,864)
Net cash used in investing activities	(8,091,253)	(40,874,301)
Net cash provided by financing activities	10,393,329	44,076,042
Net decrease in cash	(1,942,989)	(1,418,123)
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$586,295	$938,646

As of September 30, 2014, the balance of our cash and cash equivalents was approximately $0.6 million compared to approximately $2.5 million as of December 31, 2013 and approximately $1.0 million as of September 30, 2013. We believe that the balance at September 30, 2014 along with available funds under our Credit Facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient to provide the funds required to grow our business and execute our plan for acquiring and building new communication towers. Our plan is to use the funds available through the Credit Facility and raise capital to support our business plan through the exercise of our put rights for the sale of the Series A-1 and Series A-2 Preferred Stock to the Fir Tree Investors and/or other financing arrangements. However, there is no certainty that we will be able to raise capital on favorable terms, or at all, nor is there certainty around the amount of funds that may be raised, if any. In addition, the success of our efforts will be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate, including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was approximately $4.2 million during the nine months ended September 30, 2014 compared to approximately $4.6 million in the same period of the prior year. Cash flows used in operating activities primarily consisted of major expenditures related to the operations of our business in addition to accounting, advisory, acquisition and legal costs incurred in connection with our business growth. The decrease in cash flows used in operating activities was due to the acquisition costs incurred during the nine months ended September 2013 partially offset by an increase during the nine months ended September 30, 2014 in long-term prepaid rent due to lease buyouts, higher interest expense and compensation levels due to an increase in headcount.

Cash Flows from Investing Activities

Our cash used in investing activities was approximately $8.1 million during the nine months ended September 30, 2014 and consisted of payments of approximately $3.9 million for the business acquisitions of STAR, Cleartalk and Fidelity completed during the nine months ended September 30, 2014 and $4.2 million spent for construction of towers and asset acquisitions from Cleartalk and Fidelity.

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

Cash Flows from Financing Activities

Our net cash provided by financing activities for the nine months ended September 30, 2014 was approximately $10.4 million which primarily consisted of net proceeds of approximately $2.7 million for issuance of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock and $8.0 million proceeds from borrowings under the Credit Facility, partially offset by approximately $152 thousand in payments for dividends on the Series B Preferred Stock and approximately $150 thousand in payments on notes payable to related parties.

Our net cash provided by financing activities for the nine months ended September 30, 2013 was $44.1 million mainly consisting of net proceeds of $31.3 million for issuance of the Series A-1 Preferred Stock and the series A-2 Preferred Stock, $2.7 million obtained through the sale and issuance of 1,053,777 shares of Series B Preferred Stock and proceeds of $1.4 million obtained through the sale and issuance of 761,125 shares of the Company’s common stock. In addition, we increased our commitments under the Credit Facility and received $9.7 million in proceeds, net of debt discounts. We also received $0.1 million in advances from related party during the nine months ended September 30, 2013.

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

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Noncash investing and financing activities:
Asset retirement obligations	$46,544	$62,524
Related party receivable used to pay related party convertible note	-	100,000
Common stock issued for conversion of related party convertible note payable	-	700,000
Common stock issued for accrued interest on related party convertible note payable	-	27,133
Common stock issued as payment of equity issuance costs	-	3,000
Common stock issued for conversion of liabilities	-	42,000
Common stock issued for acquisition of business	-	3,050,250
Accrual for construction of assets included in Accounts Payable	176,438	-
Accrued dividends on Series B preferred stock	150,001	-
Accretion of preferred stock redemption value	4,478,135	967,169
Derivative liability	3,173,103	4,544,934
Dividends on Series A-1 preferred stock and Series A-2 preferred stock adjustment shares	6,071,940	-

During the nine months ended September 30, 2014, we established an asset retirement obligation of approximately $47 thousand related to constructed towers and towers acquired as asset acquisitions.

During the nine months ended September 30, 2014, we recorded an accrual for construction of assets of approximately $0.2 million that were included in accounts payable as of September 30, 2014.

During the nine months ended September 30, 2014, we declared dividends on the series B Preferred Stock for the period from January 1, 2014 until June 30, 2014 in the amount $150 thousand which were accrued as of September 30, 2014.

During the nine months ended September 30, 2014, we recorded accretion of preferred stock to its redemption values of approximately $4.5 million related to the Series A-1 and Series A-2 Preferred Stock. At September 30, 2014, there were 493,073 shares of Series A-1 Preferred Stock and 43,679,348 shares of Series A-2 Preferred Stock outstanding. At September 30, 2014, we calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be approximately $49.3 million and approximately $40.3 million, respectively.

In connection with the issuance of Series A-2 Preferred Stock during the nine months ended September 30, 2014, we recorded approximately $3.2 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

During the nine months ended September 30, 2014, we issued 30,842.64 shares of Series A-1 Preferred Stock in lieu of cash dividends on the Series A-1 Preferred Stock. In connection with the issuance and the terms of the Series A-1 and Series A-2 Preferred Stock, we issued 3,839,578 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors which we recorded as dividends. The dividend shares on the Series A-1 Preferred Stock and the Series A-2 Preferred Stock adjustment shares were recorded at their fair value of approximately $6.1 million.

During the nine months ended September 30, 2013, we acquired six communication towers in an asset acquisition from Cleartalk. In connection with this transaction, we recorded a liability of $62 thousand as an asset retirement obligation.

During the nine months ended September 30, 2013, we applied a $100,000 receivable balance due from ENEX Group Management SA (“ENEX”) to the convertible notes outstanding that were due to ENEX. On April 30, 2013, the conversion price related to these notes was modified from $3.0 per share to $2.0 per share. Simultaneously, the outstanding balance of the notes of $700,000 and the related accrued and unpaid interest of $27,133 was converted into 363,567 shares of our common stock.

In connection with the Common Stock issued for cash during the nine months ended September 30, 2013, we issued 1,500 shares of common stock for equity issuance costs in the amount of $3 thousand.

During the nine months ended September 30, 2013, we issued 120,000 shares of common stock valued at $42 thousand to CRG Finance to settle outstanding liabilities in the amount of $120 thousand resulting in a gain on the extinguishment of liabilities of $78 thousand.

As part of the consideration of the purchase price of the Liberty acquisition, we issued 8,715,000 shares of the Common Stock to Liberty’s investors and recorded the shares of Common Stock at their fair value of $3.1 million.

During the nine months ended September 30, 2013, we recorded accretion of preferred stock to its redemption value of $1.0 million related to the Series A-1 and Series A-2 Preferred Stock.

In connection with the issuance of Series A-2 Preferred Stock during the nine months ended September 30, 2013, we recorded $4.5 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

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

As of December 31, 2013, the Company had an outstanding balance of $25.5 million under the Credit Facility bearing interest at 8.5% per annum. During the nine months ended September 30, 2014, we borrowed $8.0 million under the Credit Facility to fund the acquisitions completed during the same period. As a result, the outstanding balance under the Credit Facility was $33.5 million as of September 30, 2014 and the associated unamortized balance of the discounts was $0.8 million. In addition, as of September 30, 2014, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate was 9.9%. As of September 30, 2014, we had available $1.5 million to draw under the Credit Facility. Subsequent to September 30, 2014, we increased our commitments by $5.0 million and borrowed $3.5 million under the Credit Facility.

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

We have the option to prepay all the draws on the Credit Facility together with all accrued and unpaid interest. In addition, the Credit Facility contains yield protection provisions customary for facilities of this type, protecting the lenders in the event of breakage losses or changes in reserve or capital adequacy requirements applicable to the lenders.

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

The Credit Facility contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. As of September 30, 2014, we were in compliance with all financial covenants of the Credit Facility. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Facility, failure to observe or perform certain covenants under the Credit Facility, a change in control of the Borrower, default under any other material indebtedness of the Borrower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. We expect to satisfy our cash requirements for working capital, acquisitions and construction of new towers through equity financing and funds available through the Credit Facility.

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

In connection with the ITP7 Partnership Agreement, a liability in the amount of $0.6 million as of September 30, 2014 related to ITP7 exists in the consolidated financial statements of the Company under long-term subordinated obligations.  The liability is the net of all the contributions from the German fund ITP7 less any distributions and losses attributable to operations of one tower, which is the sole asset of the Partnership.

During the nine months ended September 30, 2013, there were no contributions made by ITP7 and distributions totaled $7,472.

Series B Preferred Stock

On July 25, 2012, the Board approved the issuance of Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend payable at the rate of 6% per annum and may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted into Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. As of September 30, 2014, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. During the nine months ended September 30, 2014, we paid dividends for the period from July 1, 2013 through December 31, 2013, which were declared by our Board in the amount of approximately $152 thousand on the Series B Preferred Stock. In addition, the Board has declared the dividends earned on the Series B Preferred Stock for the nine months ended September 30, 2014 in the amount of $150 thousand, which were accrued as of September 30, 2014.

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

On August 25, 2014, we issued to the Fir Tree Investors 5,000 shares of Series A-1 Preferred Stock and 561,106 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement. The fair value of these indemnification shares was determined to be $1.0 million and was expensed during the nine months ended September 30, 2014.

On September 30, 2014, we issued to the Fir Tree Investors, in lieu of cash dividends, 10,870.92 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 1,239,056 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. We recorded the fair value of the 10,870.92 shares of Series A-1 Preferred Stock and 1,239,056 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.2 million and $0.4 million, respectively.

The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are both redeemable at the holder’s option after July 31, 2018 or earlier based on certain conditions and the Series A-2 Preferred Stock is convertible at any time at the holder’s option.

As of September 30, 2014, we had 493,073 shares and 43,679,348 shares outstanding of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively and the related carrying values were approximately $34.0 million and approximately $12.6 million, respectively.

Off Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company; as a result, we are not required to report quantitative and qualitative disclosures about market risk as required by Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the existence of the material weakness discussed below, which had been identified previously and was not fully remediated as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

For a discussion of risk factors regarding our company, see “Item 1A. – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the above mentioned reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2014, we issued to the Fir Tree Investors, in lieu of cash dividends, 10,870.92 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 1,239,056 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. We recorded the fair value of the 10,870.92 shares of Series A-1 Preferred Stock and 1,239,056 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.2 million and approximately $0.4 million, respectively.

Except as set forth above, all unregistered equity securities sold by the Company during the period covered by this Report have been previously reported by the Company in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission.

These shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act.

ITEM 5. OTHER INFORMATION.

On November 9, 2014, we amended and restated our bylaws, effective as of November 9, 2014 (the “Restated Bylaws”).

The Restated Bylaws were amended to, among other things, (i) extend the notice provisions for shareholder meetings from not less than ten days nor more than fifty days prior to the date of the meeting to not less than ten days nor more than sixty days prior to the meeting, (ii) shorten the period of time that an executed proxy is valid from eleven months to six months, (iii) remove the provisions related to board committees the result of which is that the board’s ability to designate committees is governed exclusively by applicable Nevada law (which, among other things, permits the board to designate one or more committees, requires each committee to include at least one director, permits the board to designate one or more individuals who are not directors to serve on a committee, and permits the board to designate one or more directors as alternate members of a committee), (iv) clarify that we may not indemnify an officer or director if it is proven his act, or failure to act, constituted a breach of his fiduciary duties as a director or officer, and his breach of those duties involved intentional misconduct, fraud or a knowing violation of law, making him liable pursuant to Section 78.138 of the Nevada Revised Statutes, (v) clarify certain obligations of a director or officer in connection with advancement of expenses, (vi) establish the state and federal courts of Nevada as the exclusive forum for any shareholder litigation or derivate actions against us or any director or officer or other employee of ours, (vii) provide for fee-shifting with respect to certain types of litigation brought against us and/or any current or former officer, director or shareholder where the claiming parties do not obtain a judgment on the merits that substantially achieves, in substance or amount, the full remedy sought and (viii) permit us, at any stage of the litigation prior to final judgment, to require claiming parties (unless such party holds 5% or more of our outstanding common or preferred stock) to provide surety for the expenses, including attorney’s fees and other third party costs.

In addition to the foregoing, the amendments included various other typographical corrections.

The foregoing description of the Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Bylaws, a copy of which is filed as Exhibit  3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibits Index
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 3.1	Amended and Restated Bylaws of CIG Wireless Corp.				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Dated: November 14, 2014

