Form 10-K
period 2014-12-31
CIG WIRELESS CORP.
filed 2015-04-15
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,759,846 as of June 30, 2014, based on the closing price of the Company’s common stock as reported on the Over the Counter Bulletin Board on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 13, 2015, there were 85,047,426 shares of the Registrant’s common stock, $0.00001 par value per share, outstanding.

Documents incorporated by reference: None.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management's expectations as of the filing date of this Report with the Securities and Exchange Commission ("SEC"). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “may”, “project”, “will likely result”, and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include: (i) expectations regarding the closing of the Merger (as defined below); (ii) expectations regarding anticipated growth in the wireless communication industry, demand for our towers and distributed antenna systems, and new tenant additions; (iii) availability of cash flows and liquidity for, and plans regarding, future capital expenditures; (iv) anticipated growth in market share, future revenues, and operating cash flows; and (v) expectations regarding the credit markets, cost of capital, and our ability to service our debt and comply with the debt covenants. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions and are more fully described in Item 1A of this Report under the caption “Risk Factors.” New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We assume no obligation to update or revise any forward-looking statements we make in this Report, except as required by applicable securities laws.

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

The following provides some highlights regarding our site rental business as of December 31, 2014:

•	We own 201 wireless communication towers that are online and in commercial service.

•	We have a geographical presence in 25 states.

•	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

•	Approximately 94% of our revenues are derived from site rental revenues of our communication towers.

•	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

•	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

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

Recent Entry into Merger Agreement

As previously disclosed in a Form 8-K filed with the SEC on March 23, 2015 (the “Merger 8-K”), the Company has recently entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated March 20, 2015, with Vertical Bridge Acquisitions, LLC, a Delaware limited liability company (“Parent”), and Vertical Steel Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). For additional details regarding the terms of the Merger Agreement, including summaries of certain other related documentation, refer to the Merger 8-K, which is incorporated into this Report by reference, and to the Merger Agreement and other documentation filed as exhibits thereto.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions described therein, at the closing, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). The aggregate amount to be paid by Parent in connection with the closing of the transactions contemplated by the Merger Agreement, including the repayment of approximately $56.4 million in outstanding indebtedness of the Company, is estimated to be approximately $143.0 million, subject to adjustment as described in the Merger Agreement.

The Merger Agreement contains a limited “go shop” provision that permits the Company to solicit alternative acquisition proposals from third parties through April 24, 2015 (the “Solicitation Period”), and, in certain circumstances, to continue to negotiate with third parties who submit alternative acquisition proposals during the Solicitation Period, through May 4, 2015. The Merger Agreement also contains customary conditions, representations, warranties and covenants for a transaction of that nature, as described more fully in the Merger 8-K.

Upon the closing of the Merger, the outstanding Capital Stock (as defined below) of the Company will either be converted into the right to receive a pro rata portion of the Merger Consideration, or cancelled for no consideration, as follows:

•	each outstanding share of Series A-1 Non-Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series A-1 Preferred Stock”) will be converted into the right to receive a pro rata portion of the aggregate Series A-1 Preference Payment (as defined in the Certificate of Designation, Preferences and Rights relating to the Series A Preferred Stock (as defined below), as amended (the “Series A Certificate of Designation”)), which is currently calculated at approximately $62.5 million;

•	each outstanding share of Series A-2 Convertible Preferred Stock, par value $0.00001 per share, of the Company (the “Series A-2 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Series A Preferred Stock”) will be converted into the right to receive a pro rata portion of the Merger Consideration remaining after the payment of the aggregate Series A-1 Preference Payment, which remaining amount is less than the Series A-2 Preference Payment (as defined in the Series A Certificate of Designation) in the amount of approximately $82.4 million to which the holders of the Series A-2 Preferred Stock would otherwise be entitled;

•	each outstanding share of Series B 6% 2012 Convertible Redeemable Preferred Stock, par value $0.00001 per share, of the Company (the “Series B Preferred Stock”), including accrued but unpaid dividends thereon, will be canceled for no consideration; and

•	each outstanding share of common stock, par value $0.00001 per share, of the Company (the “Common Stock” and, collectively with the Series A Preferred Stock and Series B Preferred Stock, the “Capital Stock”) will be canceled for no consideration.

Because the aggregate liquidation preferences of the Series A Preferred Stock under the Series A Certificate of Designation, which is currently calculated at approximately $144.9 million, is estimated to be approximately $64.3 million greater than the aggregate Merger Consideration received by the holders of Series A Preferred Stock (the “Series A Holders”), the Merger Agreement provides that no consideration will be payable in respect of the Series B Preferred Stock (including accrued but unpaid dividends thereon) or the Common Stock.

Pursuant to a Funding Agreement (the “Funding Agreement”) entered into on March 20, 2015 by and between the Company and the Series A Holders, the Series A Holders have agreed to allocate a portion of the consideration received upon the closing of the Merger or an alternative third party transaction to the holders of the Series B Preferred Stock and Common Stock by depositing into an escrow account promptly after closing, the sum of $1.75 million plus 25% of the excess, if any, of consideration received over $150.0 million, subject to certain limitations. The portion of the escrow amount that will be allocated to the holders of the Series B Preferred Stock and Common Stock will be determined by the Special Committee of the Company’s Board of Directors prior to the closing of the relevant transaction. The entitlement of each holder of Series B Preferred Stock and Common Stock to receive their pro rata share of such escrow amount is subject to such holder’s completion of claims documentation, including a release of legal claims, which will be mailed to them after the closing of the relevant transaction.

The foregoing description of the Merger Agreement and Funding Agreement is summary in nature. For additional information, please refer to the complete text of the Merger Agreement and Funding Agreement, which are filed as Exhibit 2.1 and 10.3, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2015.

History

We were incorporated in the State of Nevada in February 2008 and are headquartered in Wellington, Florida. The Company’s Common Stock is traded on the Over the Counter Bulletin Board under the symbol “CIGW”. Effective January 23, 2013, we changed our fiscal year end from September 30th to December 31st.

On January 15, 2014, we acquired three communication towers from PTA, FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate cash purchase price of $0.8 million. We evaluated the acquisition and determined that the acquisition does not qualify as a business.

On March 7, 2014, we acquired six communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $2.7 million. The transaction was consummated pursuant to an amendment of an asset purchase agreement entered into on May 17, 2013. We evaluated the acquisition and determined that the acquisition qualifies as a business. As such, the acquisition was recorded as a business acquisition.

On April 1, 2014, we acquired two communication towers from Cleartalk, for an aggregate cash purchase price of $0.6 million. We evaluated the acquisition and determined that the acquisition does not qualify as a business.

On May 1, 2014, we acquired four communication towers from Cleartalk for an aggregate cash purchase price $1.1 million. We evaluated the acquisition and determined that the acquisition does not qualify as a business.

On May 1, 2014, we acquired one additional communication tower from Cleartalk for an aggregate cash purchase price of $0.8 million. We evaluated the acquisition and determined that the acquisition qualifies as a business.

On June 2, 2014, we acquired one communication tower from Fidelity Towers, Inc. (“Fidelity”), a privately held company, for an aggregate cash purchase price of $0.4 million. We evaluated the acquisition and determined that the acquisition qualifies as a business.

On November 12, 2014, we acquired five communication tower from Tower Access Group, LLC (“TAG”), a privately held company, for an aggregate cash purchase price of $2.1 million. We evaluated the acquisition and determined that the acquisition qualifies as a business.

On December 11, 2014, we acquired twelve communication towers from STAR for an aggregate cash purchase price of $5.8 million. We evaluated the acquisition and determined that the acquisition qualifies as a business.

On December 22, 2014, we acquired one communication tower from STAR for an aggregate cash purchase price of $0.5 million. We evaluated the acquisition and determined that the acquisition qualifies as a business.

On December 31, 2014, we acquired two communication towers from STAR for an aggregate cash purchase price of $1.0 million. We evaluated the acquisition and determined that the acquisition qualifies as a business.

During 2014, we completed the construction of seven communication towers and abandoned two communication towers.

Site Leasing Services.

Our site leasing revenues accounted for approximately 94% and 90% of our total revenues for the years ended December 31, 2014 and 2013, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments depend to a large extent upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and tower capacity usage. Our tenant leases are generally non-cancellable and have annual or per term rent escalations. Our primary costs typically include ground rent which is subject to annual or per term escalations, property taxes, insurance, utilities, repairs and maintenance.

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

Management and Other Services

Management fees and other service revenues accounted for approximately 6% and 10% of our total revenues for the years ended December 31, 2014 and 2013, respectively. Management fees revenues include tower management and lease-up fees earned in connection with the Tower Management Agreements we have entered into with BAC Infratrust Sechs GmbH & Co. KG (“IT6”), BAC Infratrust Acht GmbH & Co. KG (“IT8”) and InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), all related parties. The ITP7 agreement terminated on December 31, 2014. Other service revenues are tower related services such as site inspection and structural analysis services provided to our customers upon request.

Industry Overview

The following discussion highlights certain of the industry trends and expectations:

•	We believe that growing wireless traffic and next-generation technology developments will require wireless service providers to improve their network infrastructure and increase their network capacity resulting in an increase in the number of communication sites that they use or the number of antennas at existing communication sites.

•	We believe demand for communication sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next-generation wireless networks. To meet these objectives, we believe wireless carriers will continue to outsource their communication site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communication sites or maintain their own communication site operations and development capabilities.

•	We believe that the U.S. wireless industry will continue to grow and is well-capitalized, highly competitive and focused on quality services.

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

Growth of Tower Portfolio. We actively pursue strategic and disciplined growth of our tower portfolio, through additional strategic tower acquisitions and the construction of new towers through built-to-suit arrangements. The built-to suit arrangements minimize the risk of the tower not meeting tenant demand because the locations and designs are discussed and pre-approved by the wireless carriers.

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

Customers

We have provided site leasing services to the largest wireless carriers, such as AT&T, Sprint, Verizon Wireless, and T-Mobile. In addition, government agencies (such as Homeland Security, local police and fire departments, and port authorities) as well as utility companies, provide supplementary leasing income. During the year ended December 31, 2014, three of our tenants provided approximately 69% (48%, 11% and 10%) of our total rent revenue.

Sales and Marketing

Our sales and marketing goals are to use our existing relationships, and to develop new relationships with wireless service providers to lease additional antenna space on our towers. We believe these goals will enable us to grow our site leasing business as well as to successfully bid and win more site development service contracts.

Competition

The primary competitors in the site leasing industry are the following: the independent tower owners who also provide site leasing services; the national tower development and management companies; the wireless service providers who own, operate and lease antenna space on their own towers to other providers; and alternative facilities such as rooftops, water towers, broadcast towers, utility poles, outdoor and indoor distributed antenna system (“DAS”) networks, billboards and electric transmission towers. We believe that tower location and capacity, deployment speed, quality of service to tenants and prices have been, and will continue to be, the most significant competitive factors affecting the site leasing business. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than our Company. We have been actively operating in the tower business industry through our subsidiaries since 2009. During 2014, we have added 42 towers to our portfolio of towers to reach 201 towers at the end of 2014. However, our market share is still minimal. We intend to increase our market share through investing in the acquisition and construction of communication towers in addition to providing excellent quality service to our customers.

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

Employees

As of December 31, 2014, we had fifteen employees, all of whom are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

11120 South Crown Way, Suite 1

Wellington, FL 33414

Telephone No.: 561-701-8484

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

Risks Related to the Proposed Merger

Failure to complete the Merger could negatively affect our share price, future business and financial results.

Completion of the Merger is not assured and is subject to risks, including the risks that certain closing conditions will not be satisfied. If the Merger is not completed, our share price and ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Merger without receiving the benefits of the Merger; and

•	potentially having to pay a termination fee of $4.0 million plus reimbursement of up to $1.0 million of Parent’s expenses in certain circumstances set forth in the Merger Agreement.

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on employees, service providers, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause service providers, customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management’s attention away from ongoing business could affect our financial results or the financial results of the combined company.

In addition, the Merger Agreement restricts us from taking certain specified actions while the Merger is pending without first obtaining Parent’s prior written consent. These restrictions may limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Shareholder litigation against us could result in an injunction preventing completion of the Merger, the payment of damages in the event the Merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.

Transactions such as the Merger are often subject to lawsuits by stockholders. One of the conditions to the closing of the Merger is that no law or order that has been enacted or issued by any court of competent jurisdiction government entity that has the effect of prohibiting the consummation of the Merger. Consequently, if any lawsuit is successful in obtaining an injunction prohibiting us or Parent from consummating the Merger on the agreed upon terms, the injunction may prevent the Merger from being completed within the expected timeframe, or at all. Furthermore, if the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors.

The Company and its majority stockholder have recently received several e-mails and correspondence from stockholders of the Company containing allegations against the Company and its board of directors with respect to the Merger. To our knowledge, as of the date of this report on Form 10-K, no lawsuits have been filed in connection with these matters; however, the Company intends to vigorously defend any such lawsuit if and when filed.

If the Merger is not completed or we are not otherwise acquired, we will consider other strategic alternatives which are subject to risks and uncertainties.

If the Merger is not completed, our board of directors will review the various alternatives available to us, including, among others, continuing as a public company, seeking additional financing from existing or new sources, or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses, our ability to consummate any such alternative transaction, our ability or a potential buyer's ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

Risks Related to Our Business

We may not be able to execute on our business plan and opportunities.

In order to execute on our business plan and strategy, we need to continue to grow our portfolio of assets and customer base. Our ability to successfully do that could be affected by one or more of the following factors:

•	our ability to manage our tenants efficiently and in a manner that satisfies the market expectations;

•	our ability to successfully build our towers according to the required specifications of our tenants;

•	our ability to remain in compliance with federal and local laws and regulations;

•	our ability to raise additional capital to support our portfolio growth;

•	our ability to effectively manage the growth and expansion of our business operations and without incurring excessive costs or damage to our customer relationships;

•	although the tower business is not seasonal, there are fluctuations in the availability of towers for acquisition on the market from time-to-time; and

•	our Company, like all of our competitors, is bound to the tower build plans of the various carriers, which are subject to numerous variables outside our control, including the general economy, carrier cash flow, regulatory issues, and consolidation of the wireless industry.

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

As of December 31, 2014, we had a Credit Facility (as defined in “Liquidity and Capital Resources” in Item 7 below) commitment from Macquarie (as defined in “Liquidity and Capital Resources” in Item 7 below) on which we have drawn $41.5 million. The Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that the Borrower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

The Credit Facility has a high rate of interest, and the Preferred Stock rights of Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC (together, the “Fir Tree Investors”), as the Series A Holders have high dividend rate requirements. In addition, the Credit Facility and the terms of the investments by the Fir Tree Investors restrict the Company’s ability to access lower cost capital. These conditions could make it difficult to raise additional capital.

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

During the year ended December 31, 2014, we recorded an impairment charge of $0.7 million related to abandoned site projects. Furthermore, we may be required to record impairment charges for our goodwill or for other long-lived assets in the future. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We generate revenues from a small number of customers and the loss of any of our customers could have an adverse effect on our business.

During the year ended December 31, 2014, we had three customers each making up 10% or more of total revenue. The customers individually made up 48%, 11% and 10% of total revenues. A substantial portion of our operating revenues is derived from a small number of customers. If any of these customers is unwilling or unable to perform its obligations under our current sublease agreements, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we may occasionally experience disputes with our customers, including disputes regarding the interpretation of terms of the sublease agreements. Such disputes could possibly lead to a termination of the agreements with our customers or a material modification of the terms of those subleases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, which could have a material adverse effect on our business, results of operations and financial condition.

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

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund other general corporate requirements;

•	we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry with less debt;

•	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations; and

•	we may be limited in our ability to take advantage of strategic business opportunities, including wireless infrastructure development and mergers and acquisitions.

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

We have a history of loss and will continue to incur operating losses for the foreseeable future.

Our current business model was launched in December 2011. We recorded a net loss of $7.4 million for the year ended December 31, 2014 and have accumulated losses of $68.1 million as of December 31, 2014. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2014 contained a qualification raising a substantial doubt about our ability to continue as a going concern. We cannot anticipate when, if ever, our operations will become profitable. We expect to incur significant net losses as we develop our network, expand our markets, construct new towers, and acquire existing towers. We intend to invest significantly in our business before we expect cash flow from operations to be adequate to cover our operating expenses. If we are unable to execute our business strategy and grow our business, either as a result of the risks identified in this section or for any other reason, our business, financial condition, results of operations and cash flows will be adversely affected.

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

As of the end of the period covered under this Report, we made evaluations of our internal control over financial reporting and our disclosure controls and procedures which included a review of the objectives, design, implementation and effects of the controls and information generated for use in our periodic reports. We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and found that material weaknesses existed in our internal control over financial reporting. Our assessment identified the following material weaknesses in our internal control over financial reporting:

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

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We intend to retain any cash flow we generate for investment in our business. As a result, our stockholders may not receive any return on an investment in our Common Stock unless they sell our common stock for a price greater than that which they paid for it. Moreover, as further described below, investors may not be able to resell their shares of Common Stock at or above the price they paid for them, if at all. Any determination to pay dividends on our Common Stock in the future will be at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, restrictions imposed by applicable law, business and investment strategy, contractual limitations and other factors that the Board may deem relevant. In addition, pursuant to the Company’s Credit Facility with Macquarie, the Company’s subsidiary CIG Comp Tower, LLC, the borrower under the Credit Facility, may not use funds under the Credit Facility for the payment of any dividends to the holders of the Company’s equity securities.

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

On August 7, 2013, the Company filed a Current Report on Form 8-K with the SEC reporting the acquisitions of towers from STAR and Liberty Towers. On October 18, 2013, the Company amended such Current Report on Form 8-K to present the financial statements of STAR and Liberty Towers, LLC (“Liberty Towers”). In addition, on December 23, 2013, the Company filed a Current Report on Form 8-K to disclose the acquisition of 14 antenna towers from STAR. On March 5, 2014, the Company amended such Current Report on Form 8-K to present the financial statements of STAR. The Company was required to present audited financial statements for STAR and Liberty Towers, however, the Company was only able to file unaudited financial statements. The Company’s inability to file audited financial statements may prevent the Company from filing a Registration Statement with the SEC for a period of two fiscal years. This may adversely impact the Company’s ability to raise money in public capital markets.

The holders of the Series A-1 Preferred Stock will have significant rights to determine the management of the Company, and may choose to make decisions about the operation of the Company which are different from those of the holders of Common Stock.

The holders of the Series A-1 Preferred Stock do not have general voting rights, however, as long as any shares of the Series A-1 Preferred Stock remain outstanding, the holders of a majority of the outstanding shares of the Series A-1 Preferred Stock, voting as a separate class, are entitled to elect two directors of the Company, or upon the occurrence of certain events of default set forth in the Purchase Agreement entered into between the Company and the Fir Tree Investors, four directors of the Company, whereupon the size of the Board shall automatically increase from five to seven. The Fir Tree Investors have elected Messrs. Scott Troeller and Jarret Cohen, both executives of Fir Tree Inc., to the Board.

Additionally, so long as any shares of the Series A-1 Preferred Stock or the Series A-2 Preferred Stock are outstanding and subject to certain exceptions, the Company has agreed to extensive limitations on its permitted activities without the approval of the Fir Tree Investors. These limitations, subject to certain exceptions, include limitations and restrictions regarding amendments to the Company’s Articles of Incorporation, Bylaws, or Series A Certificate of Designation; the issuance or authorization of certain securities; the Company’s ability to satisfy its obligations or to honor the exercise of any rights of the Fir Tree Investors; the redemption, purchase or acquisition of shares of Common Stock; the acquisition of properties; the commencement of new businesses; declaring bankruptcy; the annual budget and business plan of the Company; the making of large expenditures by the Company; changes to the number of the Company’s directors; the borrowing of funds; the guaranteeing or forgiveness of debt; certain transferring of funds between affiliates; the payment of dividends; the hiring and firing of a Chief Executive Officer; and the amendment of the charter or other operating documents of any subsidiary of the Company.

The rights of the Series A-1 Preferred Stock and Series A-2 Preferred Stock are set forth in the Series A Certificate of Designation, described in further detail in the Current Report on Form 8-K the Company filed with the SEC on August 7, 2013.

The Fir Tree Investors may choose to make decisions which other stockholders of the Company will not agree with, including decisions regarding the leadership, management and direction of the Company.

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

The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a bankruptcy or other liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock and the Common Stock, and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors. During the year ended December 31, 2014, the Series A-1 Preferred Stock also ranked senior to the Class A IT2 Interests, the Class A IT5 Interests and the Class A IT9 interests issued by CIG, LLC (all such interests, collectively, the “Class A Interests”), all of which have since been exchanged into Common Stock.

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

The right of the Series A-1 Preferred Stock to receive dividends reduces the likelihood that holders of the Company’s other securities will receive dividends.

The holders of Series A-1 Preferred Stock are entitled to receive cumulative dividends as provided in the Series A Certificate of Designation. Only after all outstanding Series A-1 Preferred dividends have been paid or declared and set apart in cash for payment, is Common Stock entitled to receive dividends during any fiscal quarter. This may adversely impact the ability of the holders of the Company’s other securities to receive dividends. As described above, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We intend to retain any cash flow we generate for investment in our business.

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

The holders of the Series A-2 Preferred Stock have a right of first refusal on future financings by the Company which may lead to further dilution of the holdings of existing Common Stock.

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

Pursuant to the Series A Certificate of Designation, subject to Nevada law governing distributions to stockholders, all or any portion of the Series A-1 Preferred Stock will be redeemable at the option of each of the holders of the Series A-1 Preferred Stock after five years or in the event of certain defaults, at a price described in the Series A Certificate of Designation.

Similarly, pursuant to the Series A Certificate of Designation, the Series A-2 Preferred Stock will also be redeemable at the option of each of the holders of the Series A-2 Preferred Stock at any time during the period from five to seven years from issuance or in the event of certain defaults, at a price described in the Series A Certificate of Designation.

Should the Company be required to make such redemption payments, the Company may be adversely impacted by such expenses.

Upon the occurrence of certain events, the Fir Tree Investors shall be entitled to receive additional shares of Series A-2 Preferred Stock.

Upon the occurrence of certain events set forth in the Series A Certificate of Designation, the Fir Tree Investors shall be entitled to receive additional shares of Series A-2 Preferred Stock. Upon the occurrence of accretion on the Series A-1 Preferred Stock (including without limitation, the issuance of any Series A-1 Preferred dividends), then the Company will issue to the Fir Tree Investors an aggregate number of shares of Series A-2 Preferred Stock which would then be convertible into 1.36% of the Common Stock on a fully diluted basis for each $1,000,000 of the applicable adjustment amount and any accretion on the Series A-1 Preferred Stock, in each case, prorated for any portion of, or partial amount over, such $1,000,000 increment and in accordance with the Series A Certificate of Designation.

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

On August 1, 2013, the Company and the Fir Tree Investors entered into a stand down agreement (the “Stand Down Agreement”) whereby the Fir Tree Investors agreed that they would not, during a period ending December 31, 2014, sell, grant, dispose or transfer any shares of Common Stock. The Stand Down Agreement was filed as an exhibit to the Form 8-K filed with the SEC on August 7, 2013, and is subject to certain exceptions set forth therein. The Company currently believes that it is unlikely the Fir Tree Investors will exercise their registration rights during any period in which the Company may not be able to have a Registration Statement declared effective by the SEC due to the lack of audited STAR or Liberty Tower financial statements. However, there is nonetheless a risk that the Fir Tree Investors could exercise their registration rights which could then require the Company to pay the liquidated damages if a Registration Statement cannot be declared effective. Such payments of liquidated damages could have a material adverse effect on our business, operating results and financial condition.

If we raise additional funds through the issuance of equity or convertible debt securities, our investors’ ownership could be diluted.

On July 25, 2012, the Board approved the designation and issuance of up to 1,700,000 shares of new Series B 6% 2012 Convertible Redeemable Preferred Stock from our authorized preferred stock. In addition, during 2013, we issued 36,039,902 shares of Series A-2 Preferred Stock, and during 2014, we issued 53,162,500 shares of Series A-2 Preferred Stock. Raising funds through the issuance of these equity securities or other convertible equity or debt securities will reduce the percentage of ownership held by existing holders of Common Stock. These securities or new securities may contain certain rights, preferences or privileges that are senior to those of our shares of Common Stock. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of Restricted Stock pursuant to our 2014 Equity Incentive Plan may dilute our investors’ stock ownership.

We may attract and retain employees in part by offering awards of the Restricted Stock pursuant to our 2014 Equity Incentive Plan. The issuance of the Restricted Stock in the future will have the effect of reducing the percentage of ownership in the Company of our then existing shareholders. Pursuant to the Restricted Stock award agreements under the 2014 Equity Incentive Plan, in the event that the Company issues certain securities, holders of our Restricted Stock are entitled to receive additional shares of Restricted Stock for anti-dilution purposes.

Our stock price may be volatile and market movements may adversely affect your investment.

The market price of our Common Stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2013 and December 31, 2014, our Common Stock traded as high as $5.00 and as low as $0.22 per share, and on April 13, 2015, the closing price of our Common Stock was $0.02 per share, as reported on the Over the Counter Bulletin Board. The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our Common Stock. Future sales of shares of our Common Stock by our shareholders could depress the price of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal corporate headquarters are located at 11120 South Crown Way, Suite 1, Wellington, Florida 33414, which consist of approximately 5,300 square feet, with administrative support offices also located in Atlanta, Georgia. In addition, as of December 31, 2014, our portfolio of communication towers consists of 201 towers, of which one tower located in Florida, eight towers located in South Carolina, and one tower located in Alabama, reside on land that is owned by the Company. The remaining towers reside on leased land.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings.

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

	High	Low
Quarter ended March 31, 2013	$5.00	$3.01
Quarter ended June 30, 2013	4.25	3.40
Quarter ended September 30, 2013	4.50	2.49
Quarter ended December 31, 2013	3.35	1.01

Quarter ended March 31, 2014	2.10	1.11
Quarter ended June 30, 2014	1.26	0.42
Quarter ended September 30, 2014	0.83	0.20
Quarter ended December 31, 2014	0.64	0.22

On April 13, 2015 the closing price of our Common Stock was $0.02 per share as reported on the Over the Counter Bulletin Board.

Holders of Record

On April 13, 2015, we had 216 shareholders of record of our Common Stock and 85,047,426 shares issued and outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All unregistered equity securities sold by the Company during the period covered by this Report have been previously reported by the Company in a Current Report on Form 8-K or Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission.

Dividends

To date, we have not declared or paid any cash dividends on our Common Stock and we do not anticipate doing so in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, the Board will have the discretion to declare and pay dividends in the future. In addition, pursuant to the Company’s Credit Facility with Macquarie, the Company’s subsidiary CIG Comp Tower, LLC, the borrower under the Credit Facility, may not use funds under the Credit Facility for the payment of any dividends to the holders of the Company’s equity securities.

Payment of dividends in the future will depend upon the level of our earnings, capital requirements, and other factors, which our Board may deem relevant.

We anticipate the future dividends owed to the Fir Tree Investors will be paid in Series A-1 Preferred Stock and (as adjustment shares) Series A-2 Preferred Stock instead of cash pursuant to the Series A Certificate of Designation.

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

The following provides some highlights regarding our site rental business as of December 31, 2014:

•	We own 201 wireless communication towers that are online and in commercial service.

•	We have a geographical presence in 25 states.

•	Our customer base consists of major wireless communications carriers, governmental and public entities and utility companies.

•	Approximately 94% of our revenues are derived from site rental revenues of our communication towers.

•	The majority of our site rental revenues are recurring in nature and result from long-term contracts with initial terms ranging between 5 and 10 years with 3-5 renewal options of five years each.

•	Monthly or annual rent payments from our tenants are subject to escalation rates of up to 4% per year.

We were incorporated in the State of Nevada in February 2008 and are headquartered in Wellington, Florida, with an additional location in Atlanta, Georgia. Our Common Stock is currently traded on the Over the Counter Bulletin Board under the symbol “CIGW”.

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

Since our inception in 2008, we have devoted substantially all of our resources to the construction, development and acquisition of wireless and broadcast communication towers. We have incurred significant losses since our inception, and as of December 31, 2014, our accumulated deficit was $68.1 million. We expect to continue to incur operating losses over the near term as we expand our portfolio of towers and our site leasing business. We will seek to fund our operations through public or private equity or debt financings. Adequate additional financing may not be available to us on acceptable terms, or at all.

Management anticipates that the Company will be dependent, for the near future, on loan proceeds received from its credit facility with Macquarie or from other investors. The Company intends to explore raising additional funds through the private placement of other debt or equity securities, although its ability to do so is limited by its current credit facility and the rights of the Company’s existing preferred stockholders. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable.

Results of operations

The following table represents a comparison of our results of operations for the years ended December 31, 2014 and 2013:

CIG WIRELESS CORP. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2014	2013
Operating revenue:
Rent revenue	$6,526,900	$3,174,636
Management fees to related parties	77,077	222,200
Service revenue	313,780	112,208
Total operating revenue	6,917,757	3,509,044

Operating expenses
Cost of operations:
Site rental	1,884,755	1,219,288
Other site-related costs	1,058,663	910,924
General and administrative expenses	8,577,415	6,376,395
Shared services from related parties	-	266,118
Depreciation, amortization and accretion expense	4,531,118	2,495,066
Impairment loss	703,744	457,409
Total operating expenses	16,755,695	11,725,200

Loss from operations	(9,837,938)	(8,216,156)

Other (expenses) income
Interest expense	(3,099,531)	(1,609,896)
Interest expense from related parties	(68,251)	(20,575)
Gain on extinguishment of accounts payable	-	78,000
Losses allocated to related party investors	34,670	37,118
Losses on modification of non-controlling interest	-	(2,687,743)
Gain on change in fair value of derivatives	7,765,004	200,659
Total other (expenses) income	4,631,892	(4,002,437)

Net loss	(5,206,046)	(12,218,593)
Losses attributable to non-controlling interest	2,811,650	3,237,788
Net loss attributable to CIG Wireless Corp.	(2,394,396)	(8,980,805)
Accretion of preferred stock to redemption values	(23,627,648)	(1,818,779)
Preferred stock dividends	(19,939,999)	(1,648,786)
Net loss attributable to common stockholders	$(45,962,043)	$(12,448,370)

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(1.56)	$(0.49)
Weighted average common shares outstanding, basic and diluted	30,809,316	25,298,861

Revenues

For the year ended December 31, 2014, total revenue was approximately $6.9 million, which was an increase of $3.5 million or 97% from $3.5 million as compared to the same period in the previous year. Rent revenue was $6.5 million for the year ended December 31, 2014 compared to $3.2 million in the previous year. The increase was primarily due to the acquisitions completed during 2014 and growth in rent revenue resulting from the addition of new tenants on existing communication towers. During 2014, we generated $0.4 million in revenues resulting from the acquisitions completed and towers constructed during 2014. Excluding acquisitions, revenues for 2014 increased by $2.8 million or 89% compared to the prior year resulting from new or amendments of lease agreements, as well as full year tenant income on all our existing tower sites. Our business strategy continues to focus on building our portfolio of communication towers and expanding our presence geographically across the country.

Site Rental Costs

For the year ended December 31, 2014, site rental costs were approximately $1.9 million, which was an increase of approximately $0.7 million or 55% from $1.2 million in the same period in the previous year. The increase was primarily due to the significant increase in our tower portfolio in 2014. The increase in rental costs during 2014 is consistent with the increase in rent revenues between the two periods. Site rental costs for the towers related to the 2014 acquisitions were $58 thousand during the year ended December 31, 2014 primarily resulting from substantial acquisitions closing in December 2014. We continue to monitor our direct costs in an effort to increase our tower operating margins.

Other Site-Related Costs

For the year ended December 31, 2014, other site-related costs were $1.1 million, which was an increase of approximately $0.2 million or 16% from $0.9 million during the same period in the prior year. The increase in site related costs is due to adding a significant number of towers through the acquisitions and construction of towers completed during 2014. Acquiring and constructing new towers result in incurring additional site-related costs such as insurance, property taxes, monitoring and utilities.

General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses totaled $8.6 million which was an increase of $2.2 million as compared to $6.4 million in the same period in the previous year. This increase was primarily the result of higher stock compensation expense of $2.5 million and increased employee expense resulting from acquisitions of $0.6 million, which were partially offset by a decrease in acquisition costs of $1.2 million and a decrease in professional services expense of $0.5 million during 2014. In addition, during the year ended December 31, 2014, we incurred $0.5 million in acquisition costs in connection with the acquisitions completed during 2014.

Shared Services from Related Parties

For the year ended December 31, 2014, shared services from related parties totaled zero, which was a decrease of approximately $0.3 million compared to the same period of the prior year. In August 2013, the Company terminated its shared services Agreement, and therefore did not incur any shared services expense during 2014. Shared services for the year 2013 mainly consist of office rent of our corporate offices.

Depreciation, Amortization and Accretion Expense

For the year ended December 31, 2014, depreciation, amortization and accretion expense totaled $4.5 million, which was an increase of $2.0 million from the expense of $2.5 million in the same period of the prior year. The increase is primarily related to the depreciation of property, equipment and software, the amortization of intangible assets and the accretion related to the asset retirements obligation related to 37 towers added through the acquisitions completed during 2014.

Impairment Loss

At December 31, 2014, we recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.7 million, as compared to $0.5 million for the same period in the previous year.

Interest Expense

For the year ended December 31, 2014, interest expense totaled $3.1 million compared to $1.6 million in the prior year. Interest expense included interest incurred on our indebtedness in addition to amortization of debt discounts and deferred financing costs. The increase in interest expense is related to the increase in our outstanding balance under the Credit Facility. At December 31, 2014, our outstanding balance under the Credit Facility was $41.5 million compared to $25.5 million at December 31, 2013. Interest expense to related parties for the year ended December 31, 2014 was approximately $68 thousand and was related to notes payable to related parties.

Losses Allocated to Related Party Investors

For the year ended December 31, 2014, we allocated $35 thousand of losses to the related party investors compared to $37 thousand in the same period of the previous year. The losses recorded in the year ended December 31, 2014 were related to one related party investor, InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), who did not convert its debt during the restructuring that was completed in 2012. Losses recorded for the period ended December 31, 2013, were also related to ITP7.

Indemnity and Other Fees

During the year ended December 31, 2014, we issued an aggregate of 8,900 shares of Series A-1 Preferred Stock and 963,362 shares of Series A-2 Preferred Stock pursuant to indemnification claims made by the Fir Tree Investors. The fair value of the shares issued was approximately $1.9 million and was recorded in our consolidated statements of operations.

In addition, during 2014, we terminated a financing arrangement with Macquarie Capital (USA) Inc. and paid a termination fee of $0.5 million. Approximately $0.2 million was offset against an accrual for financing fees related to the proceeds of $3.0 million received from the Fir Tree Investors through the issuance of Series A-1 Preferred Stock and Series A-2 Preferred Stock on March 7, 2014 (see Note 11). The remaining $0.3 million was expensed and recorded under indemnity and other fees in the statements of operations during 2014.

Losses Allocated to Non-Controlling Interest

For the year ended December 31, 2014, we recorded approximately $2.8 million in losses allocated to the non-controlling interest compared to $3.2 million in the same period of the prior year. The non-controlling interest is related to the Class A Interests that our related party investors received in connection with the restructuring completed on June 30, 2012, as amended (the “Restructuring”).

Losses on Modification of Non-Controlling Interest

In connection with the amendment of the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC effective on August 1, 2013 (“Amendment No. 3”), we recorded a loss on modification of non-controlling interest of $2.7 million in our statement of operations under loss on modification of non-controlling interest, for the year ended December 31, 2013. The loss is due to the modification of the conversion terms in the Amendment and represents the incremental increase in the fair value of the modified Class A Interests. Previously, the Restructuring and the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC was amended effective on December 31, 2012 (“Amendment No. 1”) and subsequently as of December 31, 2012 (“Amendment No. 2”).

Gain on Change in fair value of derivatives

During the years ended December 31, 2014 and 2013, we recorded a gain of $7.8 million and $0.2 million respectively, resulting from the change in the fair value of the derivative liability related to the embedded conversion feature related to the Series A-2 Preferred Stock issued during 2013.

Net Loss

For the year ended December 31, 2014, net loss was $7.4 million as compared to net loss of $12.2 million in the previous year.

The decrease in net loss was the result of improved operating revenues resulting from acquisitions, a gain from the decrease in the fair value of derivatives recorded during 2014, losses on modification of Class A Interests recorded during the prior year which were partially offset by higher stock compensation expense, together with higher interest expense in connection with the increase in our borrowings under the Credit Facility, and additional expense in connection with indemnity fees incurred during 2014.

Accretion of Redeemable Preferred Stock

For the year ended December 31, 2014, we recorded a charge of approximately $23.6 million to accrete the carrying value of the Series A-1 Preferred Stock and Series A-2 Preferred Stock to their redemption values. The Series A-1 Preferred Stock and the Series A-2 Preferred Stock are redeemable after July 31, 2018 or earlier based on certain conditions.

Liquidity and Capital Resources

The following table represents our cash flows for the year ended December 31, 2014 to the year ended December 31, 2013:

	Year Ended December 31,
	2014	2013

Net cash used in operating activities	$(6,125,646)	$(5,743,816)
Net cash used in investing activities	(18,497,445)	(48,727,899)
Net cash provided by financing activities	24,785,964	54,644,230
Net increase in cash	162,873	172,515
Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$2,692,157	$2,529,284

Overview

As of December 31, 2014, the balance of our cash and cash equivalents was $2.7 million compared to $2.5 million as of December 31, 2013. We believe that, if the Merger is not consummated, our cash and cash equivalents at December 31, 2014 along with available funds under our Credit Facility will be sufficient to meet our cash requirements to operate our business over the next twelve months. However, this balance is not sufficient enough to provide the funds required to grow our business and execute on our plan for acquiring and building new communication towers. Our plan would be to use the funds available through the Credit Facility, including applications to Macquarie for increases to the applicable limits thereunder, or other financing arrangements with existing or new investors to support the growth of our business. However, there is no certainty that we would be able to raise capital on favorable terms, or at all, nor is there certainty around the amount of funds that could be raised, if any. In addition, the success of our efforts would be subject to the performance of the market and investor sentiment regarding the macro and micro conditions under which we operate, including stock market volatility.

Cash Flows from Operating Activities

Our net cash used in operating activities was approximately $6.1 million during the year ended December 31, 2014 compared to $5.7 million during the prior year. Cash flows used in operating activities primarily consisted of major expenditures related to the operations of our business in addition to accounting, advisory, acquisition and legal costs incurred in connection with our business activities. The increase in cash flows used in operating activities were primarily the result of additional interest expense associated with the increase in borrowings under the Credit Facility and an increase in long-term prepaid rent due to lease buyouts. These cash outflows were partially offset by an increase in operating margins due to the acquisitions and organic growth in our portfolio of towers and a decrease in acquisition costs due to lower acquisition activity during 2014. We incurred $0.5 million and $1.7 million in acquisition costs during 2014 and 2013, respectively.

Cash Flows from Investing Activities

Our cash used in investing activities was approximately $18.5 million during the year ended December 31, 2014, and primarily consisted of payments of approximately $13.3 million for the business acquisitions of STAR, Cleartalk, TAG and Fidelity completed during 2014, and $5.0 million spent for construction of towers and asset acquisitions from Cleartalk and Fidelity, in addition to a $193 thousand increase in restricted cash resulting from the increase in the interest reserve account required to maintain under the Credit Facility.

For the year ended December 31, 2013, net cash used in investing activities was $48.7 million which mainly consists of payments of $3.2 million related to the purchase and construction of towers and $45.0 million related to acquisitions consummated during 2013 in addition to a $0.5 million increase in restricted cash resulting from the increase in the interest reserve account required to maintain under the Credit Facility.

Cash Flows from Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2014 was $24.8 million mainly consisting of (a) net proceeds of $15.7 million obtained through borrowings under the Credit Facility; (b) net proceeds of $7.0 million obtained through borrowings from Fir Tree; (c) net proceeds of $2.7 million from the issuance of Series A-1 and Series A-2 Preferred Stock: and (d) net advances from related parties of $125 thousand partially offset by (i) payments of approximately $152 thousand for dividends on the Series B Preferred Stock; (ii) approximately $150 thousand in payments on notes payable to related parties and (iii) payment of $450 thousand to settle long-term subordinated obligation to a related party.

For the year ended December 31, 2013, net cash provided by financing activities was $54.6 million mainly consisting of (a) net proceeds of $15.1 million obtained through borrowings under the Credit Facility; (b) proceeds of $1.4 million from the sale and issuance of 761,125 shares of Common Stock; (c) proceeds of $2.7 million from the issuance of 1,053,777 shares of Series B Preferred Stock; and (d) net proceeds of $36.8 million from the sale and issuance of Series A-1 and Series A-2 Preferred Stock partially offset by (i) dividend payments of $91 thousand on Series B Preferred Stock; (ii) payments of $53 thousand of debt issuance costs; (iii) $0.2 million for payment of debt issuance costs accrued in 2012; (iv) payments of $73 thousand on equity issuance costs for conversion of notes payable to Common Stock; (v) payment on notes payable to CRG and (vi) payments of $0.8 million on notes payable to related parties.

Non-Cash Investing and Financing activities

The following table represents our non-cash investing and financing activities for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Noncash investing and financing Activities:
Asset retirement obligations	$56,273	$28,287
Related party receivable used to pay related party convertible note	-	100,000
Common Stock issued for conversion on related party convertible note payable	-	700,000
Common Stock issued for accrued interest on related party convertible note payable	-	27,133
Common Stock issued for conversion of liabilities	-	42,000
Common stock issued for conversion of noncontrolling interests	7,308,940	-
Accrual for Series B preferred stock dividends declared	302,488	-
Equity issuance costs paid with common stock	-	3,000
Accretion of preferred stock to redemption values	23,627,648	1,818,779
Dividends on Series A-2 Preferred Stock	19,637,511	1,405,433
Derivative liability	3,573,390	5,498,383
Common stock issued for acquisition of business	-	3,050,250
Gain on settlement of long-term obligations to related party	161,597	-

As of December 31, 2014, we established an asset retirement obligation of approximately $1.7 million related to constructed towers and towers acquired as asset acquisitions.

Also during the 2014, we recorded an accrual for construction of assets of approximately $0.2 million that were included in accounts payable as of December 31, 2014.

As of December 31, 2014, we accrued but did not pay dividends on the Series B Preferred Stock for the period from January 1, 2014 through June 30, 2014 in the amount of $150 thousand, and July 1, 2014 through December 31, 2014 in the amount of $152 thousand.

During the year ended December 31, 2014, we recorded accretion of preferred stock to its redemption values of approximately $23.6 million related to the Series A-1 and Series A-2 Preferred Stock. At December 31, 2014, there were 504,258.52 shares of Series A-1 Preferred Stock and 89,202,402 shares of Series A-2 Preferred Stock outstanding. At December 31, 2014, we calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be approximately $59.5 million and approximately $19.4 million, respectively.

In connection with the issuance of Series A-2 Preferred Stock during the year ended December 31, 2014, we recorded approximately $3.6 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

During 2014, we issued 42,027.98 shares of Series A-1 Preferred Stock in lieu of cash dividends on the Series A-1 Preferred Stock. In connection with the issuance and the terms of the Series A Certificate of Designation, we issued 7,232,538 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors. On December 31, 2014 and according to the anti-dilution provisions and terms of Series A Certificate of Designation and pursuant to the exchange of the Class A membership interests, we issued an aggregate of 42,959,756 shares of Series A-2 Convertible Preferred Stock to the Fir Tree Investors. We recorded the fair value of the anti-dilutions shares and the dividend shares as dividends at $19.6 million.

On December 31, 2014, the Class A Interests held by InfraTrust Zwei GmbH & Co. KG (“IT2”) and Infratrust Fünf GmbH & Co. KG (“IT5”), having an aggregate exchange value of approximately $11.0 million, were automatically exchanged for 39,490,420 shares of our Common Stock at a rate of $0.2788 per share. No additional consideration was received by the Company in connection with the issuance of the Common Stock in the transaction.

On December 31, 2014, the Company entered into an agreement to terminate the ITP7 A-typical Partnership in exchange for an agreed upon cash payment of $450,000, together with an agreed extinguishment of the remaining net liability of $161,597, and with no further obligations under the agreement with the related parties.

During the year ended December 31, 2013, we applied a $100,000 receivable balance due from ENEX Group Management SA (“ENEX”) to the convertible notes outstanding that were due to ENEX. As a result, the outstanding principal balance of the notes was $700,000 as of March 31, 2013. On April 30, 2013, the conversion price related to these notes was modified from $3.00 per share to $2.00 per share. Simultaneously, the outstanding balance of the notes of $700,000 and the related accrued and unpaid interest of $27,133 was converted into 363,567 shares of our Common Stock.

On August 1, 2013, we converted an accounts payable balance of $120,000 to CRG into 120,000 shares of Common Stock. The fair value of the shares of Common Stock issued was $42,000.

In connection with the Common Stock issued for cash during 2013, we issued in the second quarter 1,500 shares of Common Stock for equity issuance costs.

During the fourth quarter of 2013, we issued dividends to the investors of Series A-1 Preferred Stock in the amount of $1.4 million in the form 13,623.54 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with the issuance and the terms of the Series A-1 and Series A-2 Preferred Stock, we issued 1,221,782 shares of Series A-2 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation.

During the year ended December 31, 2013, we recorded accretion of preferred stock to its redemption value of $1.8 million related to the Series A-1 and Series A-2 Preferred Stock. At December 31, 2013, there were 423,330.54 shares of Series A-1 Preferred Stock and 36,039,902 shares of Series A-2 Preferred Stock. At December 31, 2013, the Company calculated the redemption values of the Series A-1 and Series A-2 Preferred Stock at $42,333,054 and $36,745,230, respectively.

In connection with the issuance of Series A-2 Preferred Stock during 2013, we recorded $5.5 million as a derivative liability which represents the fair value of the embedded conversion feature of Series A-2 Preferred Stock.

As part of the consideration of the purchase price of the Liberty Towers acquisition, the Company issued 8,715,000 shares of the Common Stock to Liberty Towers’ investors and recorded the shares of Common Stock at their fair value of $3.0 million. The shares of Common Stock contain a put option whereby the Company is required to purchase the shares at the holders’ option if certain conditions are met as disclosed in the rights agreement entered into with Liberty Towers’ investors on August 1, 2013.

In connection with the conversion of the long-term subordinated obligations due to the following related party investors, Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP, we issued respectively three notes payable to these investors in the amount of $0.8 million, $0.4 million and $0.1 million, each maturing on January 31, 2014, as amended. In addition, $10.7 million of the long-term subordinated obligations due to these related party investors were converted into three preferred Class A Membership Interests in CIG, LLC: Class A-IT2, Class A-IT5 and Class A-IT9. The notes are unsecured, payable in installments through a repayment schedule until maturity and bear interest at 4% per annum. As of December 31, 2013, the outstanding balances of the notes were $92,196, $49,872 and $8,181. On January 31, 2014, we paid off these balances along with the accrued and unpaid interest.

Credit Facility

On September 7, 2012, the Company, through our subsidiary CIG Comp Tower, LLC (“Comp Tower” or the “Borrower”), closed a credit facility (“the Credit Facility”) with Macquarie Bank Limited (“Macquarie”).  The Credit Facility may be drawn upon by the Borrower, as guaranteed by our subsidiary CIG Properties, LLC (“CIG Properties” or the “Guarantor”).  Macquarie is serving as the administrative agent, collateral agent and the initial issuing lender under the Credit Facility.  The Credit Agreement, dated as of August 17, 2012, was made by and among the Borrower, the lenders who are from time-to-time party thereto, and Macquarie (as subsequently amended, the “Credit Agreement”); the Security Agreement, dated as of September 7, 2012, by and among the Borrower and the Guarantor, and Macquarie (the “Security Agreement”), and the Guaranty, dated as of September 7, 2012, by the Guarantor in favor of Macquarie (the “Guaranty”). The maturity date for repayment of all draws on the Credit Facility is September 6, 2017. Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. At the discretion of Macquarie, upon application by the Borrower, the Credit Facility can be increased up to $150 million for purposes of financing qualified assets, provided that the Borrower satisfies the applicable terms and conditions for such borrowings under the Credit Facility.

On September 7, 2012, the Credit Facility commitments were $15.0 million, of which the Company withdrew $10.0 million to fund its operations and fund the acquisition of Towers of Texas.

On August 2, 2013, having increased its commitments, the Company borrowed an additional $10.0 million under the Credit Facility. The proceeds were used for the Liberty Towers and STAR acquisitions completed on August 2, 2013, as discussed under Note 3 in our consolidated financial statements. In connection with this transaction, the Company paid $0.3 million in debt issuance costs. In addition, ENEX, a related party, received $50 thousand in fees associated with the increase in the borrowings, and the amount is included under deferred financing costs in the consolidated balance sheet as of December 31, 2013.

During the last quarter of the year ended December 31, 2013, the Company borrowed an additional $5.5 million under the Credit Facility. The proceeds were used to fund the Company operations and construction projects as well as acquisitions completed in the fourth quarter of 2013, as discussed under Notes 3 and 7 in our consolidated financial statements.

As of December 31, 2013, the Company had an outstanding balance of $25.5 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $1.0 million, the associated unamortized balance of the deferred financing costs was $0.4 million, and the related effective interest rate as of December 31, 2013 was 10.22%. As of December 31, 2013, the Company had available $4.5 million to draw under the credit facility. The debt discounts and the deferred financing costs are amortized over the term of the loan using the effective interest method. In the aggregate, during the fiscal year ended December 31, 2013, the Company increased its commitments by $15.0 million and borrowed $15.5 million under the Credit Facility.

On May 1, 2014, the Company increased its commitments under the Credit Facility by $5.0 million.

On November 3, 2014, the Company increased its commitments under the Credit Facility by $5.0 million.

On December 9, 2014, the Credit Facility was amended to, among other things, modify the interest rates payable under the Credit Facility. For additional information, see the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2014.

On December 16, 2014, the Company increased its commitments under the Credit Facility by $5.0 million.

As of December 31, 2014, the Company had an outstanding balance of $41.5 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $1.0 million, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate as of December 31, 2014 was 8.64%. As of December 31, 2014, the Company had available $3.5 million to draw under the credit facility. The debt discounts and the deferred financing costs are amortized over the term of the loan using the effective interest method. In the aggregate, during the year ended December 31, 2014, the Company increased its commitments by $15.0 million and borrowed $16.0 million under the Credit Facility. The borrowing proceeds were used to fund the acquisition and construction of towers in addition to supporting the Company’s working capital requirements.

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

Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock

The Series A Certificate of Designation, setting forth the preferences and rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock was filed by the Company with the Nevada Secretary of State on August 1, 2013 and filed as an exhibit to Form 8-K filed with the SEC on August 7, 2013.

On August 2, 2013, we issued 349,707 shares of newly created Series A-1 Preferred Stock and 29,297,652 shares of newly created Series A-2 Preferred Stock. In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the Liberty Towers and STAR acquisitions completed in August 2013. On December 18, 2013, we issued 60,000 shares of Series A-1 Preferred Stock and 5,520,468 shares of Series A-2 Convertible Preferred Stock for an aggregate purchase price of $6.0 million in proceeds which were used primarily to fund the fourteen towers acquired from STAR in December 2013.

On December 18, 2013, we issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 5,362.46 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, the Company issued 453,064 shares of Series A-2 Preferred Stock to the holders of the Series A-2 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. The Company recorded the fair value of the 5,362.46 shares of Series A-1 Preferred Stock and 453,064 shares of Series A-2 Preferred Stock at $0.4 million and $0.2 million. On December 31, 2013, we issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 8,261.08 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, we issued 768,718 shares of Series A-2 Preferred Stock to the holders of the Series A-2 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. We recorded the fair value of the 8,261.08 shares of Series A-1 Preferred Stock and 768,718 shares of Series A-2 Preferred Stock at $0.6 million and $0.3 million, respectively.

As of December 31, 2013, we had 423,330.54 shares and 36,039,902 shares outstanding of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively, and the related carrying values were approximately $26.2 million and approximately $8.3 million, respectively.

On March 7, 2014, we issued 30,000 shares of Series A-1 Preferred Stock and 3,228,626 shares of Series A-2 Preferred Stock to the Fir Tree Investors for proceeds of $3.0 million. The proceeds were used to fund the acquisition of six towers from STAR completed on March 7, 2014 for a purchase price of $2.7 million. In addition, we issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock in connection with an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors.

On March 31, 2014, we issued to the Fir Tree Investors in lieu of cash dividends 9,499.06 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, we issued 1,040,132 additional shares of Series A-2 Preferred Stock to the holders of the Series A-2 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. We recorded the fair value of the 9,499.06 shares of Series A-1 Preferred Stock and 1,040,132 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.0 million and approximately $1.3 million, respectively.

On June 30, 2014, we issued to the Fir Tree Investors in lieu of cash dividends 10,472.66 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, we issued 1,164,806 additional shares of Series A-2 Preferred Stock to the holders of the Series A-2 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. We recorded the fair value of the 10,472.66 shares of Series A-1 Preferred Stock and 1,164,806 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.1 million and approximately $0.6 million, respectively.

On August 25, 2014, we issued to the Fir Tree Investors 5,000 shares of Series A-1 Preferred Stock and 560,766 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement. The fair value of these indemnification shares was determined to be $1.0 million and was expensed during the year ended December 31, 2014.

On September 30, 2014, we issued to the Fir Tree Investors, in lieu of cash dividends, 10,870.92 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, we issued 1,237,414 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors, pursuant to the terms of the Series A Certificate of Designation. We recorded the fair value of the 10,870.92 shares of Series A-1 Preferred Stock and 1,237,414 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.2 million and $0.4 million, respectively.

On December 31, 2014, we issued to the Fir Tree Investors 42,959,756 shares of Series A-2 Preferred Stock pursuant to the anti-dilution provisions contained in the Series A Certificate of Designation, which issuance was triggered by the exchange of certain Class A Interests in CIG, LLC for shares of Common Stock, pursuant to the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC, dated June 30, 2012, as amended. The fair value of the shares was determined to be $12.0 million.

On December 31, 2014, we issued to the Fir Tree Investors, in lieu of cash dividends, 11,185.34 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, we issued 2,568,404 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors, pursuant to the terms of the Series A Certificate of Designation. We recorded the fair value of the 11,185.34 shares of Series A-1 Preferred Stock and 2,568,404 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.3 million and $0.7 million, respectively.

As of December 31, 2014, we had 504,258.52 shares and 89,202,402 shares outstanding of the Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively, and the related carrying values were approximately $59,5 million and approximately $19.4 million, respectively.

Subsequent to December 31, 2014, we issued additional shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock. Specifically, on March 13, 2015, we issued to the Fir Tree Investors an aggregate of 20,228,574 shares of Series A-2 Preferred Stock in connection with the requirements under the Series A Certificate of Designation to issue additional shares due to our inability to achieve certain targets, specifically, if the Final LQA TCF, as defined in the Purchase Agreement is less than $1,700,000 per annum, or if the total building cost for certain towers exceeds $4,300,000. Further, on March 31, 2015, we issued to the Fir Tree Investors 9,386,490 shares of Series A-2 Preferred Stock pursuant to the anti-dilution provisions contained in the Series A Certificate of Designation, which issuance was triggered by the exchange of certain Class A Interests in CIG, LLC for shares of Common Stock, pursuant to the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC, dated June 30, 2012, as amended. In addition on March 31, 2015, we issued to the Fir Tree Investors, in lieu of cash dividends, 11,558.74 shares of Series A-1 Preferred Stock, pursuant to the terms of the Series A Certificate of Designation. In connection with this issuance, we issued 3,280,642 adjustment shares of Series A-2 Preferred Stock to the Fir Tree Investors, pursuant to the terms of the Series A Certificate of Designation.

The Series A-1 Preferred Stock ranks, with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, senior to (i) the Series A-2 Preferred Stock, the Series B Preferred Stock and the Common Stock, and all other now or subsequently existing classes and series of capital stock of the Company; and (ii) any other equity or equity-linked securities, unless approved by the Fir Tree Investors. The Series A-2 Preferred Stock ranks with respect to dividend payments and distributions of the Company’s assets upon a liquidation event, (a) junior to the Series A-1 Preferred Stock, (b) senior to the Series B Preferred Stock and the Common Stock, and all other now or subsequently existing classes and series of capital stock of the Company and (c) except for the Series A-1 Preferred Stock, senior to any other equity or equity-linked securities unless approved by the Fir Tree Investors.

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

The Series A-1 Preferred Stock are redeemable at the holders’ option at any time after the earlier to occur of the fifth anniversary of the initial issue date, or August 1, 2018, and the occurrence of an Event of Default, at a price equal to the aggregate Series A-1 Preference Payment as defined in the Series A Certificate of Designation and the Company has the right to redeem all (but not less than all) of the outstanding shares of Series A-1 Preferred Stock at any time after the initial issue date at a price equal to the aggregate Series A-1 Preference Payment.

The Series A-2 Preferred Stock are convertible at any time from the issuance date. The Series A-2 Preferred Stock are redeemable at the holders’ option at any time during the period beginning on the fifth anniversary of the initial issue date and ending on the seventh anniversary of the initial issue date, or immediately upon the occurrence of a liquidation event at a price equal to the Series A-2 Preference Payment as of the close of business on the last day of the last fiscal quarter then ended immediately preceding such date. The Series A-2 Preference Payment is equal to the quotient of (i) the greatest of (A) the fair market value of the Company, (B) the Threshold TCF as defined in the Series A Certificate of Designation and (C) 200% of the aggregate dollar amount of consideration actually paid by all of the Fir Tree Investors to the Company in consideration of the Series A-1 Preferred Stock and Series A-2 Preferred Stock issued to the Fir Tree Investors, divided by (ii) the number of shares of Common Stock on a fully diluted basis as of the close of business on the last day of the last fiscal quarter that ended immediately preceding such date.

The holders of the Series A-1 Preferred Stock are entitled to receive additional shares of Series A-2 Preferred Stock upon the occurrence of certain events. Upon the occurrence of any accretion on the Series A-1 Preferred Stock (including the issuance of any Series A-1 Preferred Dividends), then the Company will issue to the holders of the Series A-1 Preferred Stock an aggregate number of shares of Series A-2 Preferred Stock which would then be convertible into 1.36% of the Common Stock on a fully diluted basis for each $1,000,000 of the Aggregate A-1 Adjustment Amount, the Aggregate Additional A-1 Adjustment Amount, and any accretion on the Series A-1 Preferred Stock, in each case, prorated for any portion of, or partial amount over, such $1,000,000 increment. For additional details on the terms of this provision, refer to the Securities Purchase Agreement filed as an Exhibit on Form 8-K with the SEC on August 7, 2013.

Series B Preferred Stock

On July 25, 2012, we designated Series B Preferred Stock from our authorized preferred stock. On August 14, 2012, the Series B Certificate of Designations was filed with the State of Nevada regarding the rights and preferences of the Series B Preferred Stock.

During the year ended December 31, 2012, the Company issued an aggregate of 626,715 shares of the Series B Preferred Stock for cash proceeds of $1.6 million, net of issuance costs of $0.3 million. During the year ended December 31, 2013, we issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million. The Company did not issue any shares of Series B Preferred Stock during the year ended December 31, 2014. At December 31, 2014, 1,680,492 shares of the Series B Preferred Stock remain issued and outstanding. We do not expect to issue any additional Series B Preferred Stock in the future.

The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend rate of 6% per annum, which dividends accrue but are only payable if the Board declares them to be payable. The Series B Preferred Stock may be redeemed at our sole discretion at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. Up to 1,700,000 shares of the Series B Preferred Stock are authorized for issuance by us at a purchase price of $3.00 per share.

On January 16, 2013 and July 16, 2013, we paid the dividends accrued on the Series B through December 31, 2012 and June 30, 2013 for $18,149 (declared in 2012) and $90,893 (declared in 2013), respectively. The dividends for the period from July 1, 2013 through December 31, 2013 were declared by the Board on January 14, 2014. On January 21, 2014, we paid dividends for the period from July 1, 2013 through December 31, 2013, which were declared by our Board in the amount of approximately $152 thousand on the Series B Preferred Stock. In addition, the Board has accrued but not paid the dividends earned on the Series B Preferred Stock for the periods January 1, 2014 through June 30, 2014 in the amount of $150 thousand, and July 1, 2014 through December 31, 2014 in the amount of $152 thousand, which were both accrued as of December 31, 2014.

Certain Related Party Investor Arrangements

Between November 2009 and February 2010, we had previously entered into six Atypical Silent Partnership Agreements with related party investors through our predecessor subsidiary, CIG, LLC. Pursuant to these partnership agreements, the related party investors made contributions to us for the acquisition of tower assets which were segregated on the books by investment group. No separate legal entity was created through these agreements. As previously disclosed, five such agreements were terminated during the fiscal year ended December 31, 2012. On December 31, 2014, we entered into an agreement to terminate the sixth partnership agreement, relating to our partnership with InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), in exchange for an agreed upon cash payment of $450,000, together with an agreed extinguishment of the remaining net liability of $161,597. Pursuant to the termination agreement, there are no further obligations of either party.

In addition, CIG, LLC had previously issued certain Class A Interests to related party investors pursuant to its limited liability company operating agreement (the “CIG, LLC Operating Agreement”). On December 31, 2014, the Class A Interests held by InfraTrust Zwei GmbH & Co. KG (“IT2”) and Infratrust Fünf GmbH & Co. KG (“IT5”), having an aggregate exchange value of approximately $11.0 million, were automatically exchanged for 39,490,420 shares of our Common Stock at a rate of $0.2788 per share. Subsequent to the end of the fiscal year ended December 31, 2014, on March 31, 2015, the Class A Interests held by BAC Infratrust Premium Neun & Co. KG (“IT9”), with an aggregate exchange value of $508,971, were automatically exchanged for 6,841,008 shares of our Common Stock at a rate of $0.0744 per share. Each of the foregoing exchanges was consummated pursuant to the terms of the CIG, LLC Operating Agreement for no additional consideration to the Company.

As a result of the foregoing termination and exchanges, other than the management agreements in connection with the IT6 and IT8 investors, the Company no longer has any existing arrangements with related party investors.

Other Related Party Loans

On December 10, 2014, the Company entered into two separate unsecured promissory notes with Fir Tree REF III Tower, LLC in the amount of $3.5 million, and Fir Tree Capital Opportunity (LN) Master Fund, L.P., in the amount of $3.5 million. Pursuant to the terms of the notes, each promissory note has a maturity date of August 1, 2018, and bears interest at fifteen percent (15%) per annum on the principle balance, with such interest being paid or accrued on a quarterly basis. Following the period covered by this Report on Form 10-K, interest on such notes was accrued for the fiscal quarter ended March 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014. These contractual obligations relate primarily to our outstanding borrowings and lease obligations for land interests under our towers over the term of the lease including option renewals. The debt maturities reflect contractual maturity dates and the related interest is calculated assuming a fixed interest rate through the maturity dates of debt obligations.

	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Credit facility	$-	$-	$41,500,000	$-	$-	$-	$41,500,000
Related-party notes payable	-	-	7,000,000	-	-	-	7,000,000
Future interest payments	3,390,896	2,847,938	1,945,313	-	-	-	8,184,147
Lease obligations	1,732,655	1,755,932	1,786,204	1,841,503	1,878,806	25,185,881	34,180,981
Total	$5,123,551	$4,603,870	$52,231,517	$1,841,503	$1,878,806	$25,185,881	$90,865,128

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

Principles of Consolidation and Fiscal Year End

On January 23, 2013, a decision to change our fiscal year end from September 30 to December 31 was approved by the Board. As such, we and our consolidated entities report on a 12-month accounting year that ends on the last day of December of each year. The consolidated financial statements included elsewhere in this Report include our financial statements and our wholly-owned subsidiaries for years ended December 31, 2014 and 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition and Accounts Receivable

Site leasing revenues are recognized on a monthly basis under lease agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other incentives present in lease agreements with our tenants, are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. The difference between rent received and straight-lined rent is recorded under deferred rent assets in our balance sheet. Site leasing payments received in advance are recorded as deferred revenue in the consolidated balance sheets and recognized as revenues when earned.

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended December 31, 2014, approximately 69% of our revenues were derived from three tenants in the industry. During the year ended December 31, 2013, approximately 61% of our revenues were derived from three tenants in the industry.

We evaluate periodically our accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. For the year ended December 31, 2014 and 2013, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

We have certain customers that make up 10% or more of total revenues. During the year ended December 31, 2014, we had three customers each making up 10% or more of total revenue. The customers individually made up 48%, 11% and 10% of total revenues. During the year ended December 31, 2013, we had had three customers each making up more than 10% of total revenue. The customers individually made up 30%, 19% and 12% of total revenues.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the Company’s common stock for restricted stock awards.

Stock-based compensation expense recognized under 2014 restricted stock awards for the year ended December 31, 2014 was $2.5 million.

Stock-based compensation expense was a net reversal of $0.3 million for the year ended December 31, 2013 resulting from recording an expense of $0.5 million during the period from January 1, 2013 through July 31, 2013 offset by a reversal of $0.8 million of stock compensation expense due to forfeiture of unvested stock options as a result of termination of all stock grants on August 1, 2013.

Cash and Cash Equivalents

We consider all highly liquid instruments, readily convertible to cash and have an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

Property, Equipment and Software

Property and equipment primarily consists of the telecommunication towers and is stated at cost for constructed towers or acquired as an asset acquisition or estimated fair values for towers acquired in a business acquisition. Costs incurred during the construction phase of the towers are capitalized. These costs include direct costs, labor and other indirect costs. Additions, renovations and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized and recorded in the consolidated statements of operations in the period the sale or retirement occurs. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. During the year ended December 31, 2014, we recorded an impairment loss of $0.7 million related to termination of certain construction in progress projects, compared to an impairment loss of $0.5 million in 2013.

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

Asset Retirement Obligations

We recognize asset retirement obligations associated with our legal obligation to remove the telecommunication towers or remediate the land on which the tower resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to future removal or remediation costs and discount rates. In the period a telecommunication tower is acquired or constructed, we record an estimated fair value of the asset retirement obligation and we accrete such liability through the tower’s useful life which does not exceed 20 years. The associated retirement costs are capitalized and included in property, equipment and software and depreciated over their estimated useful life.

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

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. During the year ended December 31, 2014, the Company did not realize any additional goodwill in connection with its various identifiable assets acquisitions. The Company assessed its goodwill for impairment and determined that goodwill is not impaired at December 31, 2014 or 2013.

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

40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CIG Wireless Corp. and Subsidiaries

Wellington, Florida

We have audited the accompanying consolidated balance sheets of CIG Wireless Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CIG Wireless Corp. and its subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered net losses and has a working capital deficit and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2015

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,692,157	$2,529,284
Accounts receivable	243,654	110,756
Accounts receivable from related parties	77,450	197,407
Prepaid expenses	541,512	420,707
Total current assets	3,554,773	3,258,154

Restricted cash	982,486	789,587
Property, equipment and software, net	66,934,094	57,288,544
Intangible assets	17,794,120	14,044,184
Goodwill	554,125	554,125
Long -term prepaid rent	2,178,196	569,872
Security deposits	27,037	-
Deferred rent assets	516,290	369,306
Deferred financing costs, net	299,609	361,528
Total assets	$92,840,730	$77,235,300

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,445,389	$1,848,359
Accounts payable due to related parties	-	43,144
Deferred revenue	979,998	685,423
Derivative liability	1,106,110	5,297,724
Current portion of notes payable to related parties	-	150,249
Total current liabilities	4,531,497	8,024,899

Long-term deferred revenue	890,932	513,900
Deferred rent liabilities	965,583	655,050
Asset retirement obligations	1,712,576	1,397,424
Long-term subordinated obligations to related parties	-	654,616
Long-term debt to related parties	7,000,000	-
Long-term debt, net of unamortized discounts	40,435,830	24,515,624
Total liabilities	55,536,418	35,761,513

Series A-1 redeemable preferred stock, 1,200,000 shares authorized, $0.00001 par value, 504,259 and 423,330 shares issued and outstanding, respectively	59,453,695	26,203,701
Series A-2 redeemable convertible preferred stock, 95,000,000 shares authorized, $0.00001 par value, 89,202,402 and 36,039,902 shares issued and outstanding, respectively	19,374,346	8,301,294
Redeemable common stock, $0.00001 par value; 8,715,000 shares issued and outstanding	3,050,250	3,050,250
Stockholders' (Deficit) Equity
Preferred stock, 100,000,000 shares authorized
Series B 6% 2012 convertible redeemable preferred stock,
1,700,000 shares authorized, $0.00001 par value;
1,680,492 shares issued and outstanding	17	17
Common stock, 100,000,000 shares authorized, $0.00001 par value; 69,369,314 and 21,986,123 issued and outstanding, respectively	694	220
Additional paid-in capital	23,229,265	13,272,057
Accumulated deficit	(68,141,835)	(19,812,222)
Total CIG Wireless Corp. stockholders' deficit	(44,911,859)	(6,539,928)
Non-controlling interest	337,880	10,458,470
Total stockholders' (deficit) equity	(44,573,979)	3,918,542
Total liabilities and stockholders' (deficit) equity	92,840,730	77,235,300

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2014	2013
Operating revenue:
Rent revenue	$6,526,900	$3,174,636
Management fees to related parties	77,077	222,200
Service revenue	313,780	112,208
Total operating revenue	6,917,757	3,509,044

Operating expenses
Cost of operations:
Site rental	1,884,755	1,219,288
Other site-related costs	1,058,663	910,924
General and administrative expenses	8,577,415	6,376,395
Shared services from related parties	-	266,118
Depreciation, amortization and accretion expense	4,531,118	2,495,066
Impairment loss	703,744	457,409
Total operating expenses	16,755,695	11,725,200

Loss from operations	(9,837,938)	(8,216,156)

Other (expenses) income
Interest expense	(3,099,531)	(1,609,896)
Interest expense from related parties	(68,251)	(20,575)
Gain on extinguishment of accounts payable	-	78,000
Losses allocated to related party investors	34,670	37,118
Indemnification fees	(2,215,110)	-
Losses on modification of non-controlling interest	-	(2,687,743)
Gain on change in fair value of derivatives	7,765,004	200,659
Total other (expenses) income	2,416,782	(4,002,437)

Net loss	(7,421,156)	(12,218,593)
Losses attributable to non-controlling interest	2,811,650	3,237,788
Net loss attributable to CIG Wireless Corp.	(4,609,506)	(8,980,805)
Accretion of preferred stock to redemption values	(23,627,648)	(1,818,779)
Preferred stock dividends	(19,939,999)	(1,648,786)
Net loss attributable to common stockholders	$(48,177,153)	$(12,448,370)

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(1.56)	$(0.49)
Weighted average common shares outstanding, basic and diluted	30,809,316	25,298,861

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of STOCKHOLDERS’ EQUITY (DEFICIT)

	CIG Wireless Corp. and Subsidiaries
									Total
									CIG Wireless
	Preferred Stock		Preferred Stock				Additional		Stockholders’	Non-
	Series A		Series B		Common Stock		Paid-in	Accumulated	Equity	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)	Interest	Equity (Deficit)
Balance, December 31, 2012	-	$-	626,715	$6	20,739,931	$208	$8,846,707	$(7,516,312)	$1,330,609	$11,008,515	$12,339,124

Preferred stock issued for cash	-	-	1,053,777	11	-	-	2,686,935	-	2,686,946	-	2,686,946
Common stock issued for cash	-	-	-	-	761,125	8	1,352,902	-	1,352,910	-	1,352,910
Stock-based compensation	-	-	-	-	-	-	467,235	-	467,235	-	467,235
Reversal of stock comoensation due to forfeiture of unvested stock options	-	-	-	-	-	-	(777,373)	-	(777,373)	-	(777,373)
Common stock issued for conversion of notes payable, net of issuance costs	-	-	-	-	363,567	3	653,652	-	653,655	-	653,655
Common stock issued for stock issuance costs	-	-	-	-	1,500	-	-	-	-	-	-
Conversion of liabilities to common stock	-	-	-	-	120,000	1	41,999	-	42,000	-	42,000
Accretion of preferred stock redemption value	-	-	-	-	-	-	-	(1,818,779)	(1,818,779)	-	(1,818,779)
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	(90,893)	(90,893)	-	(90,893)
Dividends paid in shares in shares on Series A-1 Preferred Stock	-	-	-	-	-	-	-	(1,405,433)	(1,405,433)	-	(1,405,433)
Loss on modification of class A interests	-	-	-	-	-	-	-	-	-	2,687,743	2,687,743
Net loss	-	-	-	-	-	-	-	(8,980,805)	(8,980,805)	(3,237,788)	(12,218,593)
Balance, December 31, 2013	-	$-	1,680,492	$17	21,986,123	$220	$13,272,057	$(19,812,222)	$(6,539,928)	$10,458,470	$3,918,542

Stock-based compensation	-	-	-	-	7,892,771	79	2,487,066	-	2,487,145	-	2,487,145
Gain on settlement of long-term subordinated obligation to related party	-	-	-	-	-	-	161,597	-	161,597	-	161,597
Conversion of noncontrolling interest to common stock	-	-	-	-	39,490,420	395	7,308,545	-	7,308,940	(7,308,940)	-
Accretion of preferred stock to redemption values	-	-	-	-	-	-	-	(23,627,648)	(23,627,648)	-	(23,627,648)
Dividends declared and paid on Series B Preferred Stock	-	-	-	-	-	-	-	(152,460)	(152,460)	-	(152,460)
Dividends declared and accrued on Series B Preferred Stock	-	-	-	-	-	-	-	(302,488)	(302,488)		(302,488)
Dividends paid in shares on Series A-1 and Series A- 2 Preferred Stock	-	-	-	-	-	-	-	(19,637,511)	(19,637,511)	-	(19,637,511)
Net loss	-	-	-	-	-	-	-	(4,609,506)	(4,609,506)	(2,811,650)	(7,421,156)
Balance, December 31, 2014	-	$-	1,680,492	$17	69,369,314	$694	$23,229,265	$(68,141,835)	$(44,911,859)	$337,880	$(44,573,979)

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,421,156)	$(12,218,593)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion expense	4,531,118	2,495,066
Impairment loss	703,744	457,409
Amortization of deferred financing costs and debt discounts	289,621	220,305
Write-off of related party receivables and payable	-	165,723
Write-off of issuance costs on long-term subordinated obligations to related parties	-	28,944
Indemnity fees	1,910,110	-
Management fees revenue from related parties	(8,350)	(8,350)
Losses allocated to related party investors	(34,670)	(37,118)
Loss on modification of Class A interest	-	2,687,743
Gain from extinguishment of liabilities	-	(78,000)
Gain on change in fair value of derivatives	(7,765,004)	(200,659)
Stock-based compensation	2,487,145	467,235
Reversal of stock compensation due to forfeitures of unvested stock options	-	(777,373)

Changes in operating assets and liabilities:
Accounts receivable	(132,898)	(7,550)
Accounts receivable from related parties	(48,189)	(213,851)
Prepaid expenses and other assets	(76,382)	(162,322)
Other noncurrent assets	(1,782,345)	(382,398)
Accounts payable and accrued liabilities	293,732	648,043
Accounts payable to related parties	-	266,118
Deferred revenue	615,740	683,273
Other noncurrent liabilites	312,138	222,539
Net cash used in operating activities	(6,125,646)	(5,743,816)

Cash flows used in investing activities:
Cash paid for purchase and construction of fixed assets	(5,003,748)	(3,165,050)
Cash paid for acquisitions, net of cash acquired	(13,300,798)	(45,028,995)
Increase in restricted cash	(192,899)	(533,854)
Net cash used in investing activities	(18,497,445)	(48,727,899)

Cash flows provided by financing activities:
Proceeds from credit facility, net of discounts	15,707,184	15,121,352
Proceeds from notes payable to related party	7,000,000	-
Common stock sold for cash, net of issuance costs	-	1,352,910
Preferred stock sold for cash, net of issuance costs	-	2,686,946
Redeemable preferred stock, net of issuance costs	2,721,167	36,779,166
Dividends on preferred stock	(152,460)	(90,893)
Payments of debt issuance costs	(14,680)	(52,513)
Payments for debt issuance costs accrued in prior year	-	(231,737)
Payments for equity issuance costs for conversion of debt	-	(73,478)
Distributions to related party investors	(450,000)	(7,472)
Payments on notes payable	-	(35,000)
Payments on notes payable to related parties	(150,249)	(800,000)
Net advances from related parties	125,002	(5,051)
Net cash provided by financing activities	24,785,964	54,644,230

Net increase in cash	162,873	172,515

Cash and cash equivalents, at beginning of period	2,529,284	2,356,769
Cash and cash equivalents, at end of period	$2,692,157	$2,529,284

The accompanying notes are an integral part of these consolidated financial statements.

CIG WIRELESS CORP. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$2,763,059	$1,316,309
Taxes paid	-	-

Acquisitions of businesses:
Fair value of assets acquired, net of cash acquired	$13,510,190	$48,720,995
Less: liabilities assumed	(209,392)	(641,750)
Fair value of assets, net of assumed liabilities and cash acquired	13,300,798	48,079,245
Common stock issued as consideration	-	(3,050,250)
Net cash paid of acquisition of businesses	$13,300,798	$45,028,995

Noncash investing and financing Activities:
Asset retirement obligations	$56,273	$28,287
Related party receivable used to pay related party convertible note	-	100,000
Common stock issued for conversion of related party convertible note payable	-	700,000
Common stock issued for accrued interest on related party convertible note payable	-	27,133
Common stock issued for conversion of liabilities	-	42,000
Common stock issued for conversion of noncontrolling interests	7,308,940	-
Accrual for Series B preferred stock dividends declared	302,488	-
Equity issuance costs paid with common stock	-	3,000
Accretion of preferred stock to redemption values	23,627,648	1,818,779
Dividends on Series A-1 and A-2 preferred stock	19,637,511	1,405,433
Derivative liability	3,573,390	5,498,383
Common stock issued for acquisition of business	-	3,050,250
Gain on settlement of long-term obligations to related party	161,597	-

The accompanying notes are an integral part of these consolidated financial statements.

 CIG WIRELESS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

CIG Wireless Corp. and its subsidiaries (collectively, the “Company”) develops, operates and owns wireless and broadcast communication towers in the United States. The Company’s business consists of leasing antenna space on multi-tenant communication sites to wireless service providers. The Company was incorporated in the state of Nevada in February 2008 and is headquartered in Wellington, Florida.

All of the Company’s operations are located in the United States. The Company participates in the local tower development industry and conducts its operations principally through subsidiaries of CIG Wireless. The Company’s wholly-owned subsidiaries are “Communications Infrastructure Group, LLC” (“CIG, LLC”), “CIG Properties, LLC”, “CIG Services, LLC”, “CIG Towers, LLC”, “CIG BTS Towers, LLC”, “CIG GA Holding, LLC”, “CIG DT Holding, LLC”, “CIG Comp Tower, LLC”, “Specialty Towers Management, LLC” and “CIG Solutions, LLC”. Specialty Towers Management, LLC and CIG Solutions, LLC serve as managers to the Company’s other subsidiaries.

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

Effective January 23, 2013, the Company changed its fiscal year end from September 30 to December 31.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the Company and its wholly-owned subsidiaries, which contemplate continuation of the Company as a going concern. The Company has generated recurring net losses since inception and has a working capital deficit of $1.0 million and an accumulated deficit of $68.1 million as of December 31, 2014. Without additional funds from its credit facility with Macquarie or other investors, the Company will have insufficient resources to cover its operations and execute its business plan for an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on loan proceeds received from its credit facility with Macquarie or from other investors. The Company intends to explore raising additional funds through the private placement of other debt or equity securities, although its ability to do so is limited by its current credit facility and the rights of the Company’s existing preferred stockholders. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All of our cash balances are held at one financial institution. There were no cash equivalents on December 31, 2014 or December 31, 2013.

Restricted Cash

The Company classifies all cash required to be held to secure certain obligations and all cash whose use is limited as restricted cash. Restricted cash includes i) a three-month interest and commitment fee on the outstanding balance of the credit facility required to be maintained at all times in the interest reserve bank account according to the terms of the credit agreement entered into on September 7, 2012, ii) amounts representing the balance of certain notes payable to related parties and related accrued and unpaid interest, and iii) proceeds from subscriptions of preferred or common stock that were not issued as of the end of the period. Changes to amounts that are held as restricted cash are classified as cash flows from investing activities in the consolidated statements of cash flows and are presented separately in the consolidated balance sheets of the Company. As of December 31, 2014, there were no amounts included in restricted cash related to ii) and iii) above.

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

Depreciation expense of property, equipment and software for the years ended December 31, 2014 and 2013 was $3.5 million and $2.1 million, respectively.

Asset Retirement Obligations

Asset retirement obligations are recognized in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and the liability is accreted through the obligation’s estimated settlement date. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate. The Company’s asset retirement obligations are included in long-term liabilities in the accompanying balance sheets. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion” in the Company’s consolidated statements of operations. Accretion expense for the years ended December 31, 2014 and 2013 was $130 thousand and $82 thousand, respectively.

Intangible Assets

The Company classifies as intangible assets the estimated fair value of current leases in place at the acquisition date of the communication towers. Intangible assets also include the fair value of any existing easement. These intangibles are estimated to have a useful life consistent with the useful life of the related tower assets, which ranges typically between 15 and 20 years. For all intangible assets, amortization is calculated using the straight-line method over the estimated useful lives as the benefit associated with these intangible assets is anticipated to be derived evenly over the life of the asset. Amortization expense for the years ended December 31, 2014 and 2013 was $0.9 million and $0.3 million, respectively.

Goodwill

Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. For the year ended December 31, 2014, the Company recorded no goodwill as a result of the allocation of the purchase price between the various identifiable assets of the 37 acquisitions. During the year ended December 31, 2013, the Company recorded $0.6 million under goodwill as a result of the allocation of the purchase price between the various identifiable assets of the Liberty acquisition. The Company assessed its goodwill for impairment and determined that goodwill is not impaired at December 31, 2014.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of its communication towers may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.

At December 31, 2014, the Company recorded an impairment loss related to abandoned or terminated projects in the amount of $0.7 million in the statement of operations for the year ended December 31, 2014. During the year ended December 31, 2013, the Company recorded an impairment loss related to abandoned or terminated projects in the amount of $0.5 million in the statement of operations.

Lease Buy-Outs

During the year ended December 31, 2014, the Company paid $1.1 million as prepayments of site rental fees pursuant to amendments of the lease agreements underlying these sites. The amount paid is included under Long-term prepaid rent of the Company’s consolidated balance sheet as of December 31, 2014.

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

The following table sets forth by level with the fair value hierarchy the Company’s assets and liabilities measured at fair value as of December 31, 2014 and 2013:

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$1,106,110	$1,106,110

December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$5,297,724	$5,297,724

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

Accounts receivable consists primarily of amounts due from tenants. Related party accounts receivable represent amounts due from parties that are deemed to be related in accordance with GAAP and represented separately from other account receivable. We derive the largest portion of our revenues corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry. For the year ended December 31, 2014, approximately 69% of our revenues were derived from three tenants in the industry. During the year ended December 31, 2013, approximately 61% of our revenues were derived from three tenants in the industry.

The Company evaluates periodically its accounts receivable to determine the need for an allowance for doubtful accounts. This evaluation is based on the history of past write-offs, and the aging and materiality of the balances. As of December 31, 2014 and December 31, 2013, management determined that an allowance for doubtful accounts is not necessary.

Concentrations

The Company has certain customers that individually make up 10% or more of total revenues. During the year ended December 31, 2014, we had three customers each making up 10% or more of total revenue. The customers individually made up 48%, 11% and 10% of total revenues. During the year ended December 31, 2013, the Company had three customers each making up more than 10% of total revenue. The customers individually made up 30%, 19% and 12% of total revenues.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the Company’s common stock for restricted stock awards.

Stock-based compensation expense recognized under 2014 restricted stock awards for the year ended December 31, 2014 was $2.5 million.

On August 1, 2013, the Company entered into option cancellation agreements with all holders of its outstanding stock options as of August 1, 2013. As such, all outstanding option grants were cancelled on that date. During the period from January 1, 2013 through July 31, 2013, the Company recorded a stock compensation expense of $0.5 million. On August 2, 2013, the Company reversed an amount of $0.8 million of stock compensation expense related to forfeitures of stock grants. As of December 31, 2014 and 2013, the Company had no outstanding stock options.

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

The losses allocated to these related party investors are reflected in the statements of operations in “losses allocated to related party investors.” The total losses allocated during the years ended December 31, 2014 and 2013 were $35 thousand and $37 thousand, respectively.

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

During the year ended December 31, 2014, the Company entered into a series of additional draws which totaled $16.0 million and incurred debt discounts in the amount of $293 thousand. In connection with the draw transactions, the Company also recorded $15.0 thousand in additional deferred financing costs which will be amortized over the term of the Credit Facility.

At December 31, 2014, the unamortized balance of the debt discounts and deferred financing costs related to the Credit Facility was $1.1 million and $0.3 million, respectively. Amortization of deferred financing costs and debt discounts is included in interest expense and totaled $77 thousand and $213 thousand, respectively for the year ended December 31, 2014.

Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC 260-10, “Earnings per Share”. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding. During the periods when there are anti-dilutive Common Stock equivalents, if any, they are not considered in the computation of the diluted earnings per share. For the years ended December 31, 2014 and 2013, the impact of outstanding stock equivalents has not been included as they would be anti-dilutive.

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

As part of the Company’s business strategy to expand its business and geographic presence in the telecommunication tower industry, the Company completed the following acquisitions during the years ended December 31, 2014 and 2013:

PTA-FLA, Inc. (Cleartalk)

On January 15, 2014, the Company acquired three communication towers from PTA-FLA, Inc. (“Cleartalk”), a privately held company, for an aggregate cash purchase price of $0.8 million. The Company evaluated the acquisition and determined that the acquisition does not qualify as a business.

On April 1, 2014, the Company acquired two communication towers from Cleartalk, for an aggregate cash purchase price of $0.6 million. The Company evaluated the acquisition and determined that the acquisition does not qualify as a business.

On May 1, 2014, the Company acquired four communication towers from Cleartalk for an aggregate cash purchase price $1.1 million. The Company evaluated the acquisition and determined that the acquisition does not qualify as a business

The total purchase price of these asset acquisitions was $2.5 million and was included in the statements of cash flows for the year ended December 31, 2014 under cash paid for purchase and construction of fixed assets.

Southern Tower Antenna Rental (“STAR”), PTA-FLA, Inc. (Cleartalk) and Fidelity Towers, Inc.

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

The aggregate purchase price for these business acquisitions was $3.9 million. The acquisitions were accounted for using the purchase method and accordingly, the purchase price was allocated based on the estimated fair market values of the assets acquired and liabilities assumed on the date of each acquisition. The aggregate purchase price for these acquisitions was allocated as follows:

Acquired assets:
Current assets	$10,848
Communication towers	2,270,539
Intangible assets	1,673,000
Total assets acquired	3,954,387

Assumed liabilities:
Deferred revenue	(17,181)
Accrued liabilities	(585)
Asset retirement obligations	(35,539)
Total liabilities assumed	(53,305)

Net assets acquired	$3,901,082

Tower Access Group, LLC.,

On November 12, 2014, the Company acquired five communication tower from Tower Access Group, LLC. a privately held company, for an aggregate cash purchase price of $2.1 million. The Company evaluated the acquisition and determined that the acquisition qualifies as a business.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets:
Current assets	$4,637
Communication towers	1,632,012
Intangible assets	525,000
Total assets acquired	2,161,649

Assumed liabilities:
Deferred revenue	(14,299)
Asset retirement obligations	(32,012)
Total liabilities assumed	(46,311)

Net assets acquired	$2,115,338

Southern Tower Antenna Rental (“STAR”)

On December 11, 2014, the Company acquired twelve communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $5.8 million. The Company evaluated the acquisition and determined that the acquisition qualifies as a business.

On December 22, 2014, the Company acquired one communication tower from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $0.5 million. The Company evaluated the acquisition and determined that the acquisition qualifies as a business.

On December 31, 2014, the Company acquired two communication towers from Southern Tower Antenna Rental, L.L.C. (“STAR”), a privately held company, for an aggregate cash purchase price of $1.0 million. The Company evaluated the acquisition and determined that the acquisition qualifies as a business.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets:
Current assets	$33,765
Communication towers	4,919,388
Intangible assets	2,443,000
Total assets acquired	7,396,153

Assumed liabilities:
Deferred revenue	(24,387)
Asset retirement obligations	(87,388)
Total liabilities assumed	(111,775)

Net assets acquired	$7,284,378

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

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Acquired assets:
Prepaid expenses	$96,870
Communication towers	20,047,623
Intangible assets	7,732,170
Goodwill	554,125
Total assets acquired	28,430,788

Assumed liabilities:
Deferred revenue	(78,427)
Asset retirement obligation	(250,116)
Total purchase price	$28,102,245

Consideration:
Common stock - 8,715,000 shares	3,050,250
Cash	25,051,995
Total Consideration	$28,102,245

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

Assumed liabilities:
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

Assumed liabilities:
Deferred revenue	(2,603)
Asset retirement obligation	(8,947)
Total liabilities assumed	(11,550)

Net assets acquired	$716,257

Unaudited pro forma results of operations data for the years ended December 31, 2014 and 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Years Ended December 31,
	2014	2013

Revenues	$7,370,519	$5,110,614
Loss from operations	(10,057,939)	(8,999,076)
Net loss	$(8,356,088)	$(15,263,638)

The Company is satisfied that no material change in value has occurred in these acquisitions since the acquisition dates. The results of all acquired entities have been included in the Company’s consolidated financial statements since the respective acquisition dates.

4.	PROPERTY, EQUIPMENT AND SOFTWARE

As of December 31, 2014 and 2013, property, equipment and software consisted of the following:

	Years Ended December 31,
	2014	2013

Telecommunications towers	$66,108,644	$52,633,298
Land	722,740	362,740
Software	133,208	106,663
Asset retirement obligation asset	1,371,393	1,183,024
Hardware and office equipment	204,142	196,525
Furniture & Fixtures	11,249	-
Vehicles	41,039	41,039
Total	68,592,415	54,523,289

Accumulated depreciation	(6,899,719)	(3,427,125)
Total	61,692,696	51,096,164

Construction in progress	5,241,398	6,192,380
Property, equipment and software, net	$66,934,094	$57,288,544

Depreciation expense for towers, equipment and software for the years ended December 31, 2014 and 2013 was $3.5 million and $2.1 million, respectively.

For years ended December 31, 2014 and 2013, the Company recorded an impairment loss related to abandoned or terminated construction projects in the amount of $0.7 million and $0.5 million, respectively, in the statement of operations for the year ended December 31, 2014 and 2013. The impairment was related to certain abandoned tower construction projects.

5.	INTANGIBLE ASSETS

Intangible assets include the fair value of tenant leases and easements. At December 31, 2014 and 2013, intangible assets included the following:

	Years Ended December 31,
	2014	2013

Tenant leases	$18,839,380	$14,198,380
Easements and access rights	182,400	152,400
Total	19,021,780	14,350,780
Accumulated amortization	(1,227,660)	(306,596)
Intangible assets, net	$17,794,120	$14,044,184

Amortization expense for the years ended December 31, 2014 and 2013 were $0.9 million and $0.3 million, respectively.

6.	ASSET RETIREMENT OBLIGATIONS

The Company has a legal liability to demolish most of its retired tower assets. The asset retirement obligations represent the estimated liability that the Company will incur to retire its tower assets. The following table displays a reconciliation of the balance as of beginning and end of the year and shows the significant changes that have occurred during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

Asset retirement obligations, beginning of year	$1,397,424	$820,594
Additions/(Deletions)	56,273	28,287
Additions as a result of purchase accounting	152,939	466,969
Deletions due to abandonment	(24,200)	-
Accretion expense	130,140	81,574
Asset retirement obligations, end of year	$1,712,576	$1,397,424

7.	LONG-TERM DEBT

The table below summarized the Company’s long-term debt that is not associated with related parties as of December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

Credit facility, due September 6, 2017	$41,500,000	$25,500,000
Total third-party debt	41,500,000	25,500,000
Current portion	-	-
Unamortized discount on the credit facility	(1,064,170)	(984,376)
Long-term debt, net of current portion and unamortized discounts	$40,435,830	$24,515,624

Credit Facility

On September 7, 2012, the Company, through its subsidiary CIG Comp Tower, LLC (“Comp Tower”), entered into a new multi-draw term loan credit facility (the “Credit Facility”) with Macquarie, as administrative agent for the lenders and as collateral agent. On September 7, 2012, the Credit Facility commitments were $15.0 million, of which the Company withdrew $10.0 million to fund its operations and fund the acquisition of Towers of Texas. The Credit Facility may be drawn upon by Comp Tower and is secured and guaranteed by all the assets of the Company’s subsidiary CIG Properties, LLC (“CIG Properties”). Comp Tower is a wholly-owned subsidiary of CIG Properties. The obligations of Comp Tower and CIG Properties are secured by first priority pledges of all of the equity interests of Comp Tower and first priority security interests in all tangible and intangible assets of Comp Tower and CIG Properties. In connection with the transaction, the Company paid $0.4 million in debt issuance costs of which a fee of $75 thousand was paid to ENEX, a related party. In addition, the Company paid $0.8 million in debt discounts.

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

During the last quarter of the year ended December 31, 2013, the Company borrowed an additional $ 5.5 million under the Credit Facility. The proceeds were used to fund our operations and construction projects as well as acquisitions completed in the fourth quarter of 2013.

On May 1, 2014, and pursuant to the multi-draw term loan facility between the Company and Macquarie Bank Limited, the Company increased its commitments under the Credit Facility by $5.0 million.

On November 3, 2014, the Company further increased its commitments under the Credit Facility by an additional $5.0 million.

On December 9, 2014, the Company and Macquarie Bank Limited enter into the second amendment to the credit agreement which amends the credit agreement dated August 17, 2012. The second amendment, among other things, provides that the interest rate floors for the base rate and LIBOR based advances, and the margins applicable thereto under the credit agreement, will decrease on October 1, 2015. In conjunction with the second amendment, the company also entered into an amended and restated right of first refusal Agreement, dated December 9, 2014, with Macquarie that amends and restates the right of first refusal agreement dated August 17, 2012, by and among the CIG Parties and Macquarie.

On December 16, 2014, the Company further increased its commitments under the Credit Facility by an additional $5.0 million.

During the year ended December 31, 2014, the Company borrowed under the Credit Facility an aggregate total of $16 million. The proceeds were used to fund acquisitions and construction projects, and to support the Company’s working capital requirements. The table below summarized the Company’s borrowings under the Credit Facility during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

January 1 through March 31	$3,000,000	$-
April 1 through June 30	3,500,000	-
July 1 through September 30	1,500,000	10,000,000
October 1 through December 31	8,000,000	5,500,000
Total	$16,000,000	$15,500,000

As of December 31, 2014, the Company had an outstanding balance of $41.5 million under the credit facility bearing interest at 8.5% per annum and the associated unamortized balance of the discounts was $1.0 million, the associated unamortized balance of the deferred financing costs was $0.3 million, and the related effective interest rate as of December 31, 2014 was 8.64%. As of December 31, 2014, the Company has available $3.5 million to draw under the credit facility. The debt discounts and the deferred financing costs are amortized over the term of the loan using the effective interest method.

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

The Credit Facility Agreement contains conventional representations and warranties, affirmative covenants, negative covenants, and financial compliance covenants customary for transactions of this type. Events of default include failure to pay interest on any loan under the Credit Facility, any material violation of any representation or warranty under the Credit Agreement, failure to observe or perform certain covenants under the Credit Agreement, a change in control of Comp Tower, default under any other material indebtedness of Comp Tower, bankruptcy and similar proceedings and failure to pay disbursements from advances issued under the Credit Facility, as well as other customary default provisions. Upon an event of default, the applicable interest rate increases by 2% under the Credit Facility and the lenders have the right to accelerate payments under the Credit Facility, or call all obligations due under certain circumstances. At December 31, 2014, the Company was in compliance with all of its debt covenants.

Other Third-Party Loans

As of December 31, 2012, the Company had outstanding loans in the amount of $35,000 due upon demand to CRG Finance. The loans were unsecured, and bore interest at 10% per annum. On May 16, 2013, the Company paid off the loans for $42,981 including the accrued and unpaid interest of $7,981.

8.	RELATED-PARTY NOTES PAYABLE

During the year ended December 31, 2014, the Company made principle payments in the amount of $92,196, $49,872 and $8,181, including accrued interest, related to the notes issued in 2012 to the Company’s related-party investors in connection with the restructuring of its long-term subordinated obligations during 2012. As such, the notes payable to the related party investors were fully paid during 2014.

On December 10, 2014, the Company entered into two separate unsecured promissory notes with Fir Tree REF III Tower, LLC in the amount of $3.5 million, and Fir Tree Capital Opportunity (LN) Master Fund, L.P., in the amount of $3.5 million. Pursuant to the terms of the notes, each promissory note has a maturity date of August 1, 2018, and bearing interest at fifteen percent (15%) per annum on the principle balance, with such interest being paid or accrued on a quarterly basis.

The following table represents a list of the notes payable due to related parties as of December 31, 2014 and December 31, 2013:

	Years Ended December 31,
	2014	2013

Note payable to related party investors, due January 31, 2014	$-	$92,196
Note payable to related party investors, due January 31, 2014	-	49,872
Note payable to related party investors, due January 31, 2014	-	8,181
Note payable to related party investors, due August 1, 2018	3,500,000	-
Note payable to related party investors, due August 1, 2018	3,500,000	-
Total related party notes payable	7,000,000	150,249
Current portion	-	(150,249)
Related party notes payable, net of current portion	$7,000,000	$-

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

9.	RELATED PARTY TRANSACTIONS

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

The following is a summary of the net profits and liquidation interests of the six investors prior to the June 30, 2012 internal restructuring (described in detail below):

	Interests
Investor Name	Related Party	Company
InfraTrust Fuenf GmbH &. Co. KG (IT5)	99.999%	0.001%
Infrastructure Asset Pool, LLLP (ITAP)	99.999%	0.001%
InfraTrust Zwei GmbH &. Co. KG (IT2)	99.999%	0.001%
InfraTrust Premium Sieben GmbH & Co. KG (ITP7)	70%	30%
InfraTrust Premium Neun GmbH & Co. KG (ITP9)	60%	40%
Diana Damme (Damme)	60%	40%

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

At the discretion of the Funds’ manager, the Class A Interests were originally convertible into shares of Common Stock into such number of shares of Common Stock equal to the Class A Member’s capital account (calculated as of June 30, 2012 adjusted for the difference between the fair value of the cell phone tower assets as of June 30, 2012 compared to the carrying book value of the cell phone tower assets as of June 30, 2012) divided by a conversion price per share calculated by reference to the dollar value which is equal to 25% less than the prior twenty trading days’ volume weighted average price of the Common Stock. On December 31, 2014 for the Class A-IT2 Interests and Class A-IT5 Interests and on March 31, 2015 for the Class A-IT9 Interests and upon termination of the Class A interest by the Funds as a result of liquidation, the exchange of the relevant Class A Interests into Common Stock was effectuated.

On December 31, 2012, the Company entered into an amendment of the CIG, LLC A&R Operating Agreement (the “Amendment No. 2”) which modified the prices for conversion of the Class A Interests of CIG, LLC owned by the Compartments into Common Stock. Pursuant to Amendment No. 2, the Class A Interests were subject to an initial minimum conversion price of $2.00 per share of the Company’s Common Stock and an initial maximum conversion price of $3.00 per share of Common Stock, with increase of the maximum conversion price per share after listing of the Company’s Common Stock on a “national securities exchange” as defined in the Exchange Act , by $0.50 per share every 30 day period thereafter, up to a maximum conversion price of $5.50 per share of the Common Stock. Amendment No. 2 sets forth the conversion values at $11,518,900 for all the Compartments without and no future adjustments, charges or fees to the conversion values of any Class A interests.

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

Amendment No. 2 waived the twelve-month market stand-down condition set forth in the Operating Agreement to the extent shares of Common Stock received in exchange for the Class A Interests become eligible for resale in reliance on Rule 144 promulgated under the Securities Act (“Rule 144”). Subject to customary exceptions, the Company has agreed to register such shares of Common Stock received in exchange for the Class A Interests if for any reason Rule 144 is not available to the holders of Class A Interests following conversion. In connection with Amendment No. 2, we recorded a loss resulting from modification of the non-controlling interest of $0.8 million in our statement of operations for the year ended December 31, 2012 which represents the incremental increase in the fair value of the modified Class A Interests.

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

On December 31, 2014, the Class A Interests held by InfraTrust Zwei GmbH & Co. KG (“IT2”) and Infratrust Fünf GmbH & Co. KG (“IT5”), having an aggregate exchange value of approximately $11.0 million, were automatically exchanged for 39,490,420 shares of our Common Stock at a rate of $0.2788 per share. Subsequent to the end of the fiscal year ended December 31, 2014, on March 31, 2015, the Class A Interests held by BAC Infratrust Premium Neun & Co. KG (“IT9”), with an aggregate exchange value of $508,971, were automatically exchanged for 6,841,008 shares of our Common Stock at a rate of $0.0744 per share. Each of the foregoing exchanges was consummated pursuant to the terms of the CIG, LLC Operating Agreement for no additional consideration to the Company. On December 31, 2014, the Company entered into an agreement to terminate the ITP7 A-typical Partnership in exchange for an agreed upon cash payment of $450,000, together with an agreed extinguishment of the remaining net liability of $161,597, and with no further obligations under the agreement with the related parties.

A summary of the changes in the long-term subordinated obligations to related parties for the year ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013

Balance, beginning of period	$654,616	$678,612
Distributions	-	(7,472)
Management fees	(8,349)	(8,350)
Write-off of issuance costs	-	28,944
Losses allocated to related party investors	(34,670)	(37,118)
Termination of A-typical partnership agreement	(450,000)	-
Gain on settlement of obligations	(161,597)	-
Balance, end of period	$-	$654,616

Management fees provided to ITP7 are accounted for against the long-term subordinated obligations and totaled $8,350 and $8,350 during the years ended December 31, 2014 and 2013, respectively.

Accounts Receivable from Related Parties

Accounts receivable due from related parties are presented separately from other accounts receivable in the Company’s consolidated balance sheets included in this Report. These amounts are unsecured, bear no interest and are due on demand. The below table represents the balances due from related parties as of December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$11,416	$-
BAC Infratrust Acht GmbH & Co. KG (IT8)	66,034	197,407
Total	$77,450	$197,407

Accounts Payable to Related Parties

Accounts payable to related parties are presented separately from other accounts payable in the Company’s consolidated balance sheets included in this Report. These amounts are unsecured, bear no interest and are due on demand. The below table represents the balances payable to related parties as of December 31, 2014 and December 31, 2013:

	Years Ended December 31,
	2014	2013

BAC Infratrust Sechs GmbH & Co. KG (IT6)	$-	$21,640
Berlin Atlantic Capital US, LLC	-	21,504
Total	$-	$43,144

Other Related Party Transactions

The Company assists certain investment partners who are related parties in the management, identification and acquisition of tower assets including towers and tower sites. The Company charges origination fees, management fees and lease-up fees. During the year ended December 31, 2014, these fees totaled $0.1 million compared to $0.2 million during the same period of the prior year.

The Company incurred certain expenses related to shared services with related parties during 2013. In August 2013, the Company terminated its shared services Agreement, and therefore did not incur any shared services expense during 2014. Shared services expenses totaled $0.3 million during 2013 and included office lease expenses only.

During 2013, the Company paid ENEX a fee of $50 thousand in connection with the increase in the borrowing under the credit facility (see Note 7). On August 1, 2013, the Company and ENEX agreed to terminate the corporate development agreement and the corporate consulting agreement. In consideration for the termination of the agreements, the Company paid a fee of $66 thousand (see Note 10).

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

On July 23, 2012, the Company entered into a distribution agreement with Cogefi Finance Asset Management AG (“COGEFI”), a securities placement agent. Pursuant to the distribution agreement, COGEFI was permitted to sell on behalf of the Company up to $5.0 million of the Series B Preferred Stock of the Company, at a stated price of $3.00 per share. In connection with each sale of the Series B Preferred Stock, COGEFI received 15% of the gross subscription proceeds from the Company following acceptance by the Company of the subscriptions for the securities and receipt and acceptance of the funds underlying such subscriptions. The agreement was terminated effective July 2, 2013.

On August 1, 2013, the Company and the Fir Tree Investors entered into a registration rights agreement. The Company has agreed, upon the demand of the Fir Tree Investors, to prepare and file a Registration Statement on Form S-3 (or such other form as available if Form S-3 is not available) covering the resale of the shares of Common Stock issued or issuable to the Fir Tree Investors upon conversion of the Series A-2 Preferred Stock. If the Registration Statement is not filed with the SEC 30 days following a demand for registration or is not declared effective by the SEC within 60 days after filing (subject to certain exceptions) or the Company is otherwise in breach of the Registration Rights Agreement, the Company shall be subject to liquidated damages payable to the Fir Tree Investors in the amount of 1.5% of the aggregate purchase price paid by the Fir Tree Investors pursuant to the Securities Purchase Agreement for the securities to be covered by such Registration Statement. On August 1, 2013, the Company and the Fir Tree Investors entered into a stand down agreement whereby the Fir Tree Investors agreed that they would not, during a period ending December 31, 2014, sell, grant dispose or transfer any shares of the Common Stock of the Company.

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

Future minimum rental payments payable to landlords under non-cancelable operating ground leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 were as follows:

Year Ended December 31,
2015	$1,732,655
2016	1,755,932
2017	1,786,204
2018	1,841,503
2019	1,878,806
Thereafter	25,185,881
Total minimum operating lease payments	$34,180,981

Total rent expense for the years ended December 31, 2014 and 2013 was $1.9 million and $1.2 million.

Future minimum rental payments receivable from tenants under non-cancelable operating tenant leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 were as follows:

Year Ended December 31,
2015	$7,037,117
2016	6,845,357
2017	6,138,788
2018	4,222,763
2019	2,472,652
Thereafter	5,220,253
Total minimum operating lease receipts	$31,936,930

Debt

Future minimum payments owed on the outstanding debt of the Company as of December 31, 2014 are as follows:

	Year Ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Credit facility	$-	$-	$41,500,000	$-	$-	$-	$41,500,000
Related-party notes payable	-	-	7,000,000	-	-	-	7,000,000
Future interest payments	3,390,896	2,847,938	1,945,313	-	-	-	8,184,147
Lease obligations	1,732,655	1,755,932	1,786,204	1,841,503	1,878,806	25,185,881	34,180,981
Total	$5,123,551	$4,603,870	$52,231,517	$1,841,503	$1,878,806	$25,185,881	$90,865,128

11.	STOCKHOLDERS’ EQUITY

Common and Preferred Stock

On January 21, 2014, the Company paid the cash dividends accrued on the Series B Preferred Stock for the period from July 1, 2013 through December 31, 2013 of $152,460. The dividends were declared by the Board on January 14, 2014.

On June 30, 2014, the Company accrued dividends on the Series B Preferred Stock for the period from January 1, 2014 through June 30, 2014 of $150,001. The dividends were declared by the Board on May 28, 2014.

On December 31, 2014, the Company accrued dividends on the Series B Preferred Stock for the period from July 1, 2014 through December 31, 2014 of $152,487. The dividends were declared by the Board during October 2014.

On December 31, 2014, the Class A Interests held by InfraTrust Zwei GmbH & Co. KG (“IT2”) and Infratrust Fünf GmbH & Co. KG (“IT5”), having an aggregate exchange value of approximately $11.0 million, were automatically exchanged for 39,490,420 shares of our Common Stock at a rate of $0.2788 per share. No additional consideration was received by the Company in connection with the issuance of the Common Stock in the transaction.During the year ended December 31, 2013, the Company issued an aggregate of 761,125 shares of Common Stock at a price of $2.00 per share for cash proceeds of $1.4 million, net of equity issuance costs of $0.2 million.

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

The Series B Preferred Stock is convertible to Common Stock at the stated value conversion price of $3.00 per share. The Series B Preferred Stock has a dividend rate of 6% per annum and may be redeemed at the sole discretion of the Company at any time after the third anniversary of the date of issuance if the Series B Preferred Stock has not been converted to Common Stock as of such date. The Series B Preferred Stock automatically converts into Common Stock upon the closing of an underwritten public offering of shares of Common Stock having a total gross offering value of not less than $40 million. All Series B Preferred Stock will vote together with Common Stock except with respect to any matters pertaining only to the Series B Preferred Stock as to which the Series B Preferred Stock will vote as a separate class. During the year ended December 31, 2013, the Company issued an aggregate of 1,053,777 shares of the Series B Preferred Stock for cash proceeds of $2.7 million, net of equity issuance costs of $0.5 million. During the year ended December 31, 2012, the Company issued an aggregate of 626,715 shares of the Series B Preferred Stock for cash proceeds of $1.6 million, net of issuance costs of $0.3 million. At December 31, 2014 and 2013, 1,680,492 shares of the Series B Preferred Stock were issued and outstanding. The Company does not expect to issue any additional Series B Preferred Stock in the future.

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

Temporary Equity

On March 7, 2014, the Company issued 30,000 shares of Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 3,228,626 shares of Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) to Fir Tree Capital Opportunity (LN) Master Fund, L.P. (“FT-LP”), and Fir Tree REF III Tower LLC (“FT-LLC”, and together with FT-LP, the “Fir Tree Investors”) for an aggregate purchase price of $3.0 million in cash proceeds which were used primarily to fund the six communication towers acquired on March 7, 2014 from STAR (see Note 3). In addition, on March 7, 2014, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors. The fair value of these indemnification shares was determined to be $0.9 million and was expensed during 2014.

On March 31, 2014, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 9,499.06 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,040,132 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 9,499.06 shares of Series A-1 Preferred Stock and 1,040,132 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.0 million and $1.3 million, respectively.

On June 30, 2014, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 10,472.66 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,164,806 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 10,472.66 shares of Series A-1 Preferred Stock and 1,164,806 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.1 million and $0.6 million, respectively.

On August 25, 2014, the Company issued to the Fir Tree Investors 5,000 shares of Series A-1 Preferred Stock and 560,766 shares of Series A-2 Preferred Stock to settle an indemnification claim made by the Fir Tree Investors pursuant to the Securities Purchase Agreement, dated as of August 1, 2013 (the “Securities Purchase Agreement”) among the Company and the Fir Tree Investors. The fair value of these indemnification shares was determined to be $1.0 million and was expensed during the year ended December 31, 2014.

On September 30, 2014, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 10,870.92 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 1,237,414 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. The Company recorded the fair value of the 10,870.92 shares of Series A-1 Preferred Stock and 1,237,414 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at $1.2 million and $0.4 million, respectively.

On December 31, 2014, certain Class A Interests in CIG LLC, which have an aggregate exchange value of $11.0 million, were automatically exchanged into 39,490,420 shares of common stock. These Class A membership interests were originally included under non-controlling interest in our consolidated balance sheets and had a book value of $7.3 million on the exchange date. On December 31, 2014 and according to the anti-dilution provisions and terms of the Series A-1 Preferred Stock and Series A-2 Preferred Stock of the Company and pursuant to the conversion of the Class A membership interests, we issued an aggregate of 42,959,756 shares of Series A-2 Convertible Preferred Stock to the Fir Tree Investors. We recorded the fair value of the anti-dilutions shares as additional dividends at $12.0 million.

On December 31, 2014, we issued to the Fir Tree Investors, in lieu of cash dividends, 11,185.34 shares of Series A-1 Preferred Stock. In connection with this issuance, we issued 2,568,404 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors. We recorded the fair value of the 11,185.34 shares of Series A-1 Preferred Stock and 2,568,404 adjustment shares of Series A-2 Preferred Stock as preferred stock dividends at approximately $1.3 million and approximately $0.7 million, respectively.

On August 2, 2013, the Company issued 349,707 shares of Series A-1 Non-Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-1 Preferred Stock”) and 29,297,652 shares of newly created Series A-2 Convertible Redeemable Preferred Stock, par value $0.00001 per share (the “Series A-2 Preferred Stock”) pursuant to the Securities Purchase Agreement. In connection with this transaction, the Company received $35.0 million in proceeds which were used primarily to fund the acquisitions of STAR and Liberty described in Note 3. On December 18, 2013, the Company issued 60,000 shares of Series A-1 Preferred Stock and 5,520,468 shares of Series A-2 Preferred Stock for an aggregate purchase price of $6.0 million in proceeds which were used primarily to fund the fourteen towers acquired from STAR on December 17, 2013 (see Note 3). The Company incurred aggregate issuance costs of $4.2 million associated with the sale of these shares.

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

The Company analyzed the terms of the Series A-2 Preferred Stock under ASC 480 to determine whether it should be accounted for as a liability and determined that it does not qualify as a liability. The Series A-2 Preferred Stock is convertible at the holders’ option at any time and is redeemable at the holders’ option after five years or earlier upon the occurrence of a liquidation event. The Company determined, in accordance with ASC 480-S99-3A, the Series A-2 Preferred Stock is required to be presented outside of permanent equity. The Company also analyzed the terms of the conversion feature of the Series A-2 Preferred Stock under ASC 815 and determined that it qualifies as a derivative liability that should be bifurcated and accounted for separately from the Series A-2 Preferred Stock (see Note 12).

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

On December 18, 2013, the Company issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 5,362.46 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 453,064 shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. The Company recorded the fair value of the 5,362.46 shares of Series A-1 Preferred Stock and 453,064 shares of Series A-2 Preferred Stock at $0.4 million and $0.2 million. On December 31, 2013, the Company issued to the holders of the Series A-1 Preferred Stock in lieu of cash dividends 8,261.08 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 768,718 shares of Series A-2 Preferred stock to the holders of the Series A-2 Preferred Stock. The Company recorded the fair value of the 8,261.08 shares of Series A-1 Preferred Stock and 768,718 shares of Series A-2 Preferred Stock at $0.6 million and $0.3 million, respectively.

The Company evaluated the redemption values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock and determined that the carrying values of the Series A-1 Preferred Stock and Series A-2 Preferred Stock should be accreted to their redemption values over the period of five years using the interest method as the Series A-1 Preferred Stock and Series A-2 Preferred Stock will become redeemable at the option of the investors after five years from the date of issuance. As a result, the Company recognized accretion of $26.5 million and $(2.9) million related to its Series A-1 Preferred Stock and Series A-2 Preferred Stock, respectively in its consolidated statements of operations for the year ended December 31, 2014. At December 31, 2014, the Company calculated the future redemption values of the Series A-1 and Series A-2 Preferred Stock to be $59.5 million and $19.4 million, respectively.

The table below represents the changes in the carrying value of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock during the year ended December 31, 2014:

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Carrying value, December 31, 2013	$26,203,701	$8,301,294
Issuances at fair value, net of issuance costs	6,684,215	17,584,573
Bifurcation of derivative liability	-	(3,573,390)
Accretion of preferred stock to redemption value	26,565,779	(2,938,131)
Carrying value, December 31, 2014	$59,453,695	$19,374,346

	Series A-1 Preferred Stock	Series A-2 Preferred Stock
Carrying value, December 31, 2012	$-	$-
Issuances at fair value, net of issuance costs	25,266,986	12,917,613
Bifurcation of derivative liability	-	(5,498,383)
Accretion of preferred stock to redemption value	936,715	882,064
Carrying value, December 31, 2013	$26,203,701	$8,301,294

As part of the consideration of the purchase price of the Liberty acquisition, the Company issued 8,715,000 shares of the Company’s Common Stock to Liberty’s investors and recorded the shares of Common Stock at their fair value of $3.0 million. The shares of Common Stock contain a put option whereby the Company is required to purchase the shares at the holders’ option beginning on August 1, 2018 at a per share price equal to the fair value of Common Stock on August 1, 2018 if certain conditions are met as disclosed in, and pursuant to, the rights agreement entered into with Liberty’s investors on August 1, 2013. As a result, the shares of Common Stock are classified outside of permanent equity in accordance with ASC 480-S99-3A.

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

On August 1, 2013, the Company entered into option cancellation agreements with all holders of its outstanding stock options as of August 1, 2013. As such, all outstanding option grants were cancelled on that date. During the period from January 1, 2013 through July 31, 2013, the Company recorded a stock compensation expense of $0.5 million. On August 2, 2013, the Company reversed an amount of $0.8 million of stock compensation expense related to the forfeiture of unvested stock options. As of December 31, 2014 and 2013, the Company had no outstanding stock grants.

On January 29, 2014, the Company’s Compensation Committee adopted the 2014 Equity Incentive Plan (the “2014 Plan”). On February 14, 2014, this Plan was amended to provide for awards of up to an aggregate of 20,000,000 shares of restricted Common Stock. The 2014 Plan is intended to further the growth and profitability of the Company by increasing incentives and encouraging share ownership on the part of the employees, members of the board of directors of the Company, and independent contractors of the Company and its subsidiaries (See Item 11).

During 2014, the Company issued 7,909,587 shares of restricted stock (“Restricted Stock”) under the 2014 Plan to certain officers, directors and employees of the Company, subject to vesting, forfeiture and voting restrictions. During 2014, there were 16,816 shares that were forfeited, resulting in 7,892,771 shares outstanding at December 31, 2014.

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

The grant date fair value of the Restricted Stock issued during the year ended December 31, 2014 was determined to be $11.9 million. Stock-based compensation expense recognized under these awards for the year ended December 31, 2014 was $2.5 million. Unrecognized compensation expense associated with these awards as of December 31, 2014 is approximately $9.4 million and is expected to be recognized through February 2018. The table below represents the activity of Restricted Stock during 2014:

Number of Shares of Restricted Stock
Outstanding at December 31, 2013	-
Grants - 2014
Initial Grant - February 27	7,080,255
Additional Grants - February 28 through March 31	450,138
Additional Grants - April 1 through June 30	122,732
Additional Grants - July 1 through September 30	129,281
Additional Grants - October 1 through December 31	127,181
Total	7,909,587

Forfeitures -2014
February 28 through March 31	-
April 1 through June 30	(5,915)
July 1 through September 30	(6,011)
October 1 through December 31	(4,890)
Total	(16,816)
Outstanding at December 31, 2014	7,892,771

During 2012 and 2013, the Company used the Black-Scholes options pricing model to value its stock options, using the assumptions in the following table. Expected volatilities are based on the historical volatility of its stock. The expected term of options represents the period of time that the options granted are expected to be outstanding. The Company uses the simplified method to estimate the expected term for options as no sufficient historical data regarding exercise of options is available to use as a basis to estimate the expected term value. The risk-free rate of periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is based on expected dividends to be paid over the term of the options.

A summary of stock option activity and related information for the year ended December 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price
Options
Outstanding, December 31, 2012	2,506,895	3.16
Granted	50,000	3.90
Forfeited	(2,556,895)	3.18
Exercised	-	-
Total outstanding at December 31, 2013	-	$-

Total exercisable at December 31, 2013	-	-

12.	DERIVATIVE LIABILITY

As discussed in Note 11, the Company analyzed the embedded conversion feature of the Series A-2 Preferred Stock and determined that it qualified as a derivative liability and is required to be bifurcated and accounted for as such since the host and the embedded instrument are not clearly and closely related. The Company performed a valuation of the conversion feature. In performing the valuation, the Company applied the guidance in ASC 820, “Fair Value Measurements”, to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). To measure fair value, the Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible.

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

The Company considered the inputs in this valuation to be level 3 in the fair value hierarchy under ASC 820 and used an equity simulation model to determine the value of conversion feature of the Series A-2 Preferred Stock based on the assumptions below:

	December 31,
	2014	2013
Annual volatility rate	97.5%	80.0%
Risk free rate	0.19%	0.78%
Holding Period	.75 years	3.00 years
Fair Value of common stock	$0.28 per share	$0.35 per share

Prior to January 1, 2014, an active market for the Company’s common stock did not exist. Accordingly, the fair value of the Company’s common stock prior to January 1, 2014 was estimated using a valuation model with level 3 inputs. During the twelve months ended December 31, 2014, due to significant increases in the trading activity and volume for the Company’s common stock, the Company determined that an active market existed. During the twelve months ended December 31, 2014, the fair value of the Company’s common stock was estimated to be the quoted trading price on the date of measurement, a level 1 input.

The below table represents the change in the fair value of the derivative liability during the year ended December 31, 2014:

	Year Ended December 31,
	2014	2013
Fair value of derivative, beginning of year	$5,297,724	$-
Fair value of derivative on the date of issuance	3,573,390	5,498,383
Gain on change in fair value of derivative	(7,765,004)	(200,659)
Fair value of derivative, December 31, 2013	$1,106,110	$5,297,724

The Company recorded a gain of $7.8 million and $0.2 million in its consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively under gain from decrease in fair value of derivative.

13.	INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the reversal of existing taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of current taxable losses, at December 31, 2014, the Company believes it is not more likely than not that the Company will realize the benefits of these deductible differences. Therefore, a full valuation allowance has been provided for all the net deferred tax assets.

As of December 31, 2014, the net operating losses available to offset future taxable income in the U.S federal and state jurisdictions were $28.8 million.

The table below represents the deferred income tax assets related to the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial reporting basis for the year ended December 31, 2014 and 2013:

(In thousands)	Years Ended December 31,
	2014	2013

Deferred tax assets:
Net operating losses	$10,067	$5,440
Total deferred tax assets	10,067	5,440

Valuation allowance	(10,067)	(5,440)
Net deferred tax assets	$-	$-

14.	SUBSEQUENT EVENTS

Increases in Authorized Share Capital and Issuances of Capital Stock

On February 10, 2015, the Company filed with the Secretary of State of Nevada (i) an amendment to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 300,000,000, and to increase the number of authorized shares of its preferred stock from 100,000,000 to 205,000,000 and (ii) an amendment to the Certificate of Designation, Preferences and Rights of Series A-1 Preferred Stock and Series A-2 Preferred Stock (the “Series A Certificate of Designation”) to increase the number of authorized shares of its Series A-2 Preferred Stock from 95,000,000 to 200,000,000.

On March 13, 2015, pursuant to Sections 3(a) and 3(d) of the Series A Certificate of Designation, the Company issued an aggregate of 20,228,574 shares of Series A-2 Preferred Stock to Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC. Such shares were required to be issued because the Final LQA TCF, as defined in the Series A Certificate of Designation, was less than $1,700,000 for the fiscal year ended December 31, 2014.

On March 31, 2015, pursuant to the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC, the Class A-IT9 Interests in CIG, LLC issued to Compartment IT9, LP, having an aggregate exchange value of $508,971, were automatically exchanged for 6,841,008 shares of Common Stock at a rate of $0.0744 per share. No additional consideration was received by the Company in connection with the issuance of the Common Stock in the transaction.

On March 31, 2015, we issued to the Fir Tree Investors 9,386,490 shares of Series A-2 Preferred Stock pursuant to the anti-dilution provisions contained in the Series A Certificate of Designation, which issuance was triggered by the exchange of certain Class A Interests in CIG, LLC for shares of Common Stock, pursuant to the Amended and Restated Limited Liability Company Operating Agreement of CIG, LLC, dated June 30, 2012, as amended. On March 31, 2015, the Company issued to the Fir Tree Investors, in lieu of cash dividends, 11,558.74 shares of Series A-1 Preferred Stock. In connection with this issuance, the Company issued 3,280,642 adjustment shares of Series A-2 Preferred stock to the Fir Tree Investors.

Subsequent to December 31, 2014, the Company issued 132,044 shares of restricted stock (“Restricted Stock”) under the 2014 Plan to certain officers, directors and employees of the Company, subject to vesting, forfeiture and voting restrictions. Also, there were 9,940 share there were forfeited, resulting in 122,104 additional shares outstanding subsequent to December 31, 2014.

Entry into Merger Agreement

As previously disclosed in a Form 8-K filed with the SEC on March 23, 2015 (the “Merger 8-K”), the Company has recently entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated March 20, 2015, with Vertical Bridge Acquisitions, LLC, a Delaware limited liability company (“Parent”), and Vertical Steel Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  For additional details regarding the terms of the Merger Agreement, including summaries of certain other related documentation, refer to the Merger 8-K and to the Merger Agreement and other documentation filed as exhibits thereto.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions described therein, at the closing, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). The aggregate amount to be paid by Parent in connection with the closing of the transactions contemplated by the Merger Agreement, including the repayment of approximately $56.4 million in outstanding indebtedness of the Company, is estimated to be approximately $143.0 million, subject to adjustment as described in the Merger Agreement.

The Merger Agreement contains a limited “go shop” provision that permits the Company to solicit alternative acquisition proposals from third parties through April 24, 2015 (the “Solicitation Period”), and, in certain circumstances, to continue to negotiate with third parties who submit alternative acquisition proposals during the Solicitation Period, through May 4, 2015.  The Merger Agreement also contains customary conditions, representations, warranties and covenants for a transaction of that nature, as described more fully in the Merger 8-K.

Upon the closing of the Merger, the outstanding capital stock of the Company will either be converted into the right to receive a pro rata portion of the Merger Consideration, or cancelled for no consideration, as follows:

•	each outstanding share of Series A-1 Preferred Stock will be converted into the right to receive a pro rata portion of the aggregate Series A-1 Preference Payment (as defined in the Certificate of Designation), which is currently calculated at approximately $62.5 million;
•	each outstanding share of Series A-2 Convertible Preferred Stock will be converted into the right to receive a pro rata portion of the Merger Consideration remaining after the payment of the aggregate Series A-1 Preference Payment, which remaining amount is less than the Series A-2 Preference Payment (as defined in the Certificate of Designation) in the amount of approximately $82.4 million to which the holders of the Series A-2 Preferred Stock would otherwise be entitled;
•	each outstanding share of Series B Preferred Stock, including accrued but unpaid dividends thereon, will be canceled for no consideration; and
•	each outstanding share of Common Stock will be canceled for no consideration.

Because the aggregate liquidation preferences of the Series A Preferred Stock under the Certificate of Designation, which is currently calculated at approximately $144.9 million, is estimated to be approximately $64.3 million greater than the aggregate Merger Consideration, the Merger Agreement provides that no consideration will be payable in respect of the Series B Preferred Stock (including accrued but unpaid dividends thereon) or the Common Stock.

Pursuant to a Funding Agreement (the “Funding Agreement”) entered into on March 20, 2015 by and between the Company and the Series A Holders, the Series A Holders have agreed to allocate a portion of the consideration received upon the closing of the Merger or an alternative third party transaction to the holders of the Series B Preferred Stock and Common Stock by depositing into an escrow account promptly after closing, the sum of $1.75 million plus 25% of the excess, if any, of consideration received over $150.0 million, subject to certain limitations. The portion of the escrow amount that will be allocated to the holders of the Series B Preferred Stock and Common Stock will be determined by the Special Committee of the Company’s Board of Directors prior to the closing of the relevant transaction. The entitlement of each holder of Series B Preferred Stock and Common Stock to receive their pro rata share of such escrow amount is subject to such holder’s completion of claims documentation, including a release of legal claims, which will be mailed to them after the closing of the relevant transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the existence of a material weakness in the design and effectiveness of internal control over financial reporting discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this evaluation, our management concluded that the following material weakness existed in our design and effectiveness of our internal control over financial reporting:

1.	As of December 31, 2014, the Company did not maintain effective entity-level controls related to financial reporting. Specifically, the Company has not developed and effectively communicated to its employees a formalized accounting policies and procedures manual which could result in inconsistent practices.

As a result of the weakness, our internal control over financial reporting is not effective as of December 31, 2014. The Company continues to assess additional resources that may be utilized and additional policies that may be implemented to improve our controls and procedures in an effort to remediate this weakness. The Company is currently documenting its accounting processes and implementing new policies which once implemented and tested will remediate the above material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of December 31, 2014 are set forth below:

Name	Age	Position
Paul McGinn	51	Chairman of the Board of Directors, President and Chief Executive Officer
Gabriel Margent	62	Director
Grant Barber	55	Director
Jarret Cohen	34	Director
Scott Troeller	46	Director
Romain Gay-Crosier	33	Treasurer and Chief Financial Officer

The following provides the biographical information regarding the current officers and directors of the Company as of December 31, 2014.

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

Gabriel Margent has served as a member of the Company’s Board of Directors since October 5, 2011 and is currently a member of the Audit Committee, Compensation Committee and the Nominating Committee of the Company. From November 1, 2010 until July 1, 2013, Mr. Margent served as a member of the Board of Directors of Gold Hills Mining, Ltd. From July 1, 2012 until July 1, 2013, Mr. Margent also served as the Chief Financial Officer of Gold Hills Mining, Ltd. From 2008 until 2010, Mr. Margent was a Consultant. From 1987 to 2008, Mr. Margent was employed by Merrill Lynch & Co., Inc. where he served in a broad range of executive positions, including Vice President of Finance in the Office of General Counsel, Vice President of Finance in Global Human Resources, and Vice President of Finance in Investment Banking. The Company has determined that Mr. Margent’s extensive experience in finance and as a businessman has provided him with the knowledge, experience and relationships necessary to serve as a director of the Company.

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

Romain Gay-Crosier has served as the Company's Treasurer and Chief Financial Officer since August 8, 2011. Mr. Gay-Crosier has previously served in controlling and reporting divisions of family offices and investment companies. From September 2007 through August 2013, he served as financial controller for ENEX Group Management SA, an investment company based in Switzerland. Acting as financial controller, Mr. Gay-Crosier was involved in multiple projects in areas such as aviation, telecom, food, cosmetics, renewable energies and natural resources. He was also in charge of the reporting processes and served as treasurer of ENEX Group Management SA and its affiliated companies. Mr. Gay-Crosier resigned from ENEX in August 2013.

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

Family Relationships

There are no family relationships among any of our directors or executive officers except for the following:

During 2013, Mr. Romain Gay-Crosier, the Company’s Chief Financial Officer since August 2011, married the step-daughter of Mr. Paul McGinn, the Company’s Chief Executive Officer. Since March 2015, they have been involved in divorce proceedings with each other.

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

The Company’s code of ethics requires each employee to avoid any activity or investment that conflicts or interferes with the independent exercise of his or her judgment or actions adverse to the Company's best interests.

Certain officers and directors of the Company may also serve in similar or other capacities for other companies who may enter into agreements with our Company. The Company’s code of ethics requires all such persons to disclose their respective capacities to the Company and requires that all such persons recuse themselves from any and all deliberations and voting with respect to transactions in which such person may have direct or indirect interests. Such person is nonetheless permitted to act in a ministerial capacity if so authorized by the counterparty which has business with the Company, and such person may execute and deliver documents in a ministerial capacity without prohibition on behalf of such company or organization when interfacing with the Company.

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

To the knowledge of the Company, there have been no reported violations of the code of ethics. In the event of any future amendments to, or waivers from, the provisions of the code of ethics, the Company intends to describe on its Internet website, www.cigwireless.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Other than the provisions of the Company’s code of ethics governing conflicts of interest, the Company has not adopted a specific conflicts of interest policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the executive officers and directors, and persons who beneficially own more than 10% of the equity securities of reporting companies, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2014 all such filing requirements applicable to our Company were complied with on a timely basis.

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

Elements of compensation

Our compensation packages may include in addition to compensation, bonuses, equity compensation or other benefits. Equity compensation include equity compensation in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards in accordance with the Company’s 2014 Equity Incentive Plan adopted on January 29, 2014.

Base salary. Base salary for our executives is determined based on the specific level and experience of the executive and the position’s responsibilities. Generally, the goal is to achieve a salary that is competitive with the salary for similar positions in similar industries within our Company’s geographic region.

Bonus or Variable Component. The employment agreements for our executives provide for payment of an annual discretionary bonus (or, for our CEO, the payment of a variable component of his base salary), which is based on a target or maximum amount established by contract. With respect to the CEO’s variable component, goals may be established by the Board after discussion with the executive which will result in additional compensation or bonus that varies depending on the level of achievement of these goals.

Restricted Stock Awards. The Company has adopted its 2014 Equity Incentive Plan, pursuant to which the Company has established a special management incentive program (the “MIP”) and awarded restricted shares to certain officers, directors, and employees under the MIP.

Bonus Plan. Subsequent to the period covered by this Report, the Company has adopted a 2015 Incentive Bonus Plan (the “Bonus Plan”). The purpose of the Bonus Plan is to attract, retain and provide incentive compensation to employees of the Company or its affiliates, by providing the opportunity to participate in the growth of the Company. Awards to participants under the Bonus Plan provide the right to receive a bonus upon consummation of a realization event, including the closing of the Merger, equal to a participant’s applicable percentage of the total net proceeds of such realization event. Awards to our executives under the Bonus Plan replace awards granted to such individuals under the MIP, which awards will be cancelled and void effective upon payment of 75% of their bonus payments upon the closing date of a realization event, in accordance with the Bonus Plan. The remaining 25% of bonus payments will be paid on the second anniversary of the realization event, subject to certain reductions for indemnification payments made by the Series A Holders.

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to us and our subsidiaries, during the years ended December 31, 2014 and December 31, 2013, by our principal executive officer and each other person who served as an executive officer during the fiscal year ended December 31, 2014.

						All Other
Name and Principal Position	Fiscal Year	Salary	Bonus		Options Awards (1)	Compensation		Total

Paul McGinn (2)	2014	$300,000	$150,000	(3)	$9,385,423	$93,860	(5)	$9,929,283
Chairman of the Board,	2013	300,000	150,000	(4)	-	94,758	(6)	544,758
President and Chief
Executive Officer

Romain Gay-Crosier (7)	2014	234,000	70,200	(8)	938,544	42,616	(10)	1,285,360
Chief Financial Officer	2013	27,900	87,750	(9)	-	-		115,650

(1)	Reflects the total grant date fair value for restricted stock awards granted in 2014 and do not reflect actual compensation realized by our named executive officers. The aggregate grant date fair value of stock options awards granted within the fiscal year was determined in accordance with ASC 718 “Compensation, Stock Compensation”.
(2)	Mr. McGinn was appointed as the Chief Executive Officer of the Company on February 6, 2012. His salary reflects the amounts paid to him during the year ended December 31, 2014 and 2013. Under his employment agreement, Mr. McGinn has also the right to receive a life insurance policy and other benefits as an employee of the Company.
(3)	Reflects the bonuses earned by Mr. McGinn during the year 2014 of $150,000 and paid during 2015.
(4)	Reflects the bonuses earned by Mr. McGinn during the year 2013 of $150,000 and paid during 2014.
(5)	Represents the Company’s portion of health benefits of $11,226, Company matching 401K contributions of $15,600, life insurance premiums of $13,925, payments for apartment rental of $12,175 and leased vehicle of $16,158 and taxes on grossed up fringe benefits of $24,776.
(6)	Represents the Company’s portion of health benefits of $9,903, Company matching 401K contributions of $15,300, payments for apartment rental of $29,220 and leased vehicle of $16,158 and taxes on grossed up fringe benefits of $24,177.
(7)	Mr. Gay-Crosier serves as the Chief Financial Officer of the Company. He has received no direct compensation from the Company from the date of appointment until July 31, 2013. Effective November 1, 2013, Mr. Gay-Crosier fully transitioned to CIG Wireless. The Compensation presented in the table reflects the compensation for the year ended December 31, 2014 and the period from November 1, 2013 until December 31, 2013.. Prior to August 1, 2013, Mr. Gay-Crosier was an employee of ENEX Group Management SA, a related company to ENEX Capital Partners AG who was a shareholder of the Company. Prior to August 1, 2013, Mr. Gay-Crosier received his compensation from ENEX through the consulting fees paid to them by the Company of $19,500 per month.
(8)	Reflects the bonuses earned by Mr. Gay-Crosier during the year 2014 of $70,200 and paid during 2015.
(9)	Reflects bonuses paid to Mr. Gay-Crosier of $87,750 earned for 2013 of which $58,500 was paid during 2013 and $29,250 was paid during 2014.
(10)	Represents the Company’s portion of health benefits of $3,372, Company matching 401K contributions of $14,175 and fringe benefits of $69 as well as a $25,000 relocation allowance.

Outstanding Equity Awards as of December 31, 2014

The following table sets forth information regarding outstanding equity awards as of December 31, 2014:

Name and Principal Position	Number of unearned shares, units, or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)

Paul McGinn, President and Chief Executive Officer	6,213,804	0.00
Romain Gay-Crosier, Chief Financial Officer and Treasurer	621,383	0.00

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

On January 29, 2014, the Company’s Compensation Committee adopted the 2014 Equity Incentive Plan. Subsequently, Mr. McGinn received an award of 5,561,866 shares of Restricted Stock. The terms of Mr. McGinn’s award are described in the Current Report on Form 8-K filed by the Company with the SEC on March 5, 2014, which is incorporated herein by reference thereto. In connection with Anti-Dilution Rights of the holders of the Restricted Stock (as described below), Mr. McGinn received an additional 756,025 shares of Restricted Stock in connection with additional issuances of Series A-2 Preferred Stock to the Fir Tree Investors.

On March 20, 2015, the Company entered into an amendment (the “Second McGinn Amendment”) to the McGinn Employment Agreement. Pursuant to the Second McGinn Amendment, Mr. McGinn will be paid a retention bonus of $900,000 on the date that is 12 months after the closing of the Merger, and an additional retention bonus of $300,000 is payable on the date that is 18 months from the closing of the Merger, subject to Mr. McGinn’s continued employment with the Company through the applicable date.

In the event that Mr. McGinn’s employment is terminated either (i) by the Company without cause or (ii) by Mr. McGinn for good reason, the Company will pay Mr. McGinn any then unpaid portion of the retention bonus within ten days of such termination. In the event of any non-payment by the Company of any portion of the retention bonus when due, the Company will reimburse Mr. McGinn for his legal costs, including attorney’s fees, incurred in seeking the payment of such amount.

The Second McGinn Amendment is subject to, and effective upon, consummation of the transactions contemplated by the Merger Agreement. In the event the Merger Agreement is terminated in accordance with its terms, or the Merger does not close on or prior to December 31, 2015, the Second McGinn Amendment will terminate and be void.

Employment Agreement with Romain Gay-Crosier, Chief Financial Officer

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

Mr. Gay-Crosier has also received an award of 556,186 shares of Restricted Stock, as described in the Form 8-K filed with the SEC on March 5, 2014. In connection with his Anti-Dilution Rights, Mr. Gay-Crosier received an additional 75,606 shares of Restricted Stock in connection with additional issuances of Series A-2 Preferred Stock to the Fir Tree Investors.

Compensation of Non-Executive Directors

We paid to Messrs. Margent and Barber a monthly fee of $2,500 in connection with their services as members of the Board. Also, commencing on November 1, 2014, we paid to Messrs. Margent and Barber an additional monthly fee of $10,000 in connection with their services as members of the Special Committee of the Board. Messrs. Cohen and Troeller did not receive any compensation during 2014.

The Company also reimburses travel expenses incurred in connection with attending board meetings. Directors do not earn any additional fees in connection with being a member of any of our committees. The service of members of Board on Board committees is as follows. Messrs. Margent and Barber are members of the Audit Committee, Compensation Committee, Nominating Committee and Special Committee. Mr. Cohen is a member of the Audit Committee. Mr. Troeller is a member of the Compensation Committee. The role of each Committee is addressed below:

•	Audit Committee: The Audit Committee is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditors and any outside advisors engagement by the Audit Committee.

•	Compensation Committee: The Compensation Committee’s role is to periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments, assisting the Board with establishing the Chief Executive Officer’s annual goals and recommend his compensation to the other members of the Board, and oversee an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary and incentive compensation, for the executive officers.

•	The Nominating Committee's role is to evaluate on an annual basis and report to the Board on the performance and effectiveness of the Board to facilitate the directors fulfilling their responsibilities and make recommendations for nomination for election to the Board at the annual meeting of shareholders and for appointment to all the committees of the Board.

•	The Special Committee’s role is to consider and evaluate potential strategic alternative transactions and to make recommendations to the Board in connection therewith.

For the year ended December 31, 2014, the Company paid the following amounts for services provided by our non-executive directors:

Name	Fees Earned or Paid in Cash (1)	Equity Awards (2)	All Other Compensation (3)	Total

Gabriel Margent	$30,000	$281,563	$20,000	$331,563
Grant Barber	30,000	281,563	20,000	331,563
Jarret Cohen	-	-	-	-
Scott Troeller	-	-	-	-

(1)	Reflects the fees earned as an independent Director for the period from January 1, 2014 to December 31, 2014.
(2)	Reflects the total grant date fair value for restricted stock awards granted in 2014 and do not reflect actual compensation realized by our named executive officers. The aggregate grant date fair value of stock options awards granted within the fiscal year was determined in accordance with ASC 718 “Compensation, Stock Compensation”.
(3)	Reflects the fees earned as a member of the Special Committee for the period from November 1, 2014 to December 31, 2014.

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

On January 29, 2014, the Compensation Committee approved the award of 7,080,255 shares of restricted stock under the 2014 Equity Incentive Plan to certain officers, directors and employees of the Company subject to vesting, forfeiture and voting restrictions as set forth in the Form 8-K filed with the SEC on March 5, 2014, which is incorporated herein (such shares, the “Restricted Stock”). Of the shares of Restricted Stock issued by the Company under the 2014 Equity Incentive Plan, (i) 5,561,866 shares of Restricted Stock were granted to Paul McGinn, the Chief Executive Officer of the Company and a member of the Board; (ii) 556,186 shares of Restricted Stock were granted to Romain Gay-Crosier, the Chief Finance Officer of the Company; and (iii) 166,856 shares of Restricted Stock were granted to each of Mr. Gabriel Margent and Mr. Grant Barber, members of the Board of Directors.

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

The holders of the 2014 Equity Incentive Plan Restricted Stock have the right to receive additional shares of Restricted Stock in connection with future issuances of Series A-2 Preferred Stock to the Fir Tree Investors (the “Anti-Dilution Rights”), as described in Form 8-K filed with the SEC on March 5, 2014. In connection with the Anti-Dilution Rights, the Company has issued the holders of the Restricted Stock, in the aggregate, an additional 961,367 shares of Restricted Stock. Mr. McGinn has received an additional 756,025 shares of Restricted Stock (including 104,085 shares issued subsequent to the period covered by this Report) and Mr. Gay-Crosier received an additional 75,606 shares of Restricted Stock (including 10,409 shares issued subsequent to the period covered by this Report). In addition, 22,681 additional shares of Restricted Stock were awarded to each of Mr. Gabriel Margent and Mr. Grant Barber, each of whom subsequently resigned from the Board of Directors.

Subsequent to the period covered by this Report, the Company has adopted its Bonus Plan. Awards to participants under the Bonus Plan provide the right to receive a bonus upon consummation of a realization event, including the closing of the Merger, equal to a participant’s applicable percentage of the total net proceeds of such realization event. Awards to our executives under the Bonus Plan replace awards granted to such individuals under the MIP, which awards will be cancelled and void effective upon payment of 75% of their bonus payments upon the closing date of a realization event, in accordance with the Bonus Plan. The remaining 25% of bonus payments will be paid on the second anniversary of the realization event, subject to certain reductions for indemnification payments made by Series A Holders.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 2, 2015, (a) all persons we know to be “beneficial owners” of more than 5% of the outstanding Common Stock of the Company, and (b) the Common Stock owned beneficially by the Company’s directors and named executive officers and all executive officers and directors as a group. Each person has sole voting and sole investment power with respect to the shares shown, except as noted. The table also shows the number of shares over which each beneficial owner named below has voting power, and the percentage such voting power represents as of April 2, 2015. The following shares and classes of Company stock were issued and outstanding as of April 2, 2015: 85,047,427 issued and outstanding shares of Common Stock, 515,817.26 issued and outstanding shares of Series A-1 Preferred Stock, 122,098,108 issued and outstanding shares of Series A-2 Preferred Stock and 1,680,492 issued and outstanding shares of Series B Preferred Stock.

Name of beneficial owners	Number of Shares Beneficially Owned		Percentage Ownership (12)	Number of Shares over which Beneficial Owner has Voting Power	Percentage of All Shares Entitled to Vote (13)
Five Percent Stockholders:
Fir Tree Inc. Fir Tree Capital Opportunity (LN) Master Fund, L.P. Fir Tree REF III Tower LLC 505 Fifth Avenue, 23rd Floor New York, New York 10017	130,112,984	(1)	62.8%	130,112,984	62.3%
Housatonic Equity Partners IV, L.L.C. Housatonic Equity Investors IV, L.P. Housatonic Equity Affiliates IV, L.P. One Post Street, Suite 2600 San Francisco, California 94104	8,073,949	(2)	9.5%	8,073,949	3.9%
Wireless Investment Fund AG Seestrasse 1, CH-6330 Cham Switzerland	10,000,000		11.8%	10,000,000	4.8%
Compartment IT2, LP Dipl.oec.Univ. Stephan Brückl Gf MfAM Mobilfunk Asset Management GmbH Potsdamer Platz 11 10785 Berlin Germany	25,289,853	(3)	29.7%	25,289,853	12.1%
Compartment IT5, LP Dipl.oec.Univ. Stephan Brückl Gf MfAM Mobilfunk Asset Management GmbH Potsdamer Platz 11 10785 Berlin Germany	14,200,567	(4)	16.7%	14,200,567	6.8%
Compartment IT9, LP Dipl.oec.Univ. Stephan Brückl Gf MfAM Mobilfunk Asset Management GmbH Potsdamer Platz 11 10785 Berlin Germany	6,841,008	(5)	8.0%	6,841,008	3.3%
Executive Officers and Directors:
Paul McGinn, Chief Executive Officer, President and Director	6,367,890	(6)	7.5%	50,000	*
Grant Barber, Director	189,537	(7)	*	-	-
Gabriel Margent, Director	189,537	(8)	*	-	-
Jarret Cohen, Director (9)	-		-	-	-
Scott Troeller, Director (9)	-		-	-	-
Romain Gay-Crosier, Chief Financial Officer and Treasurer	638,109	(10)	*	-	-
All Executive Officers and Directors as a Group	7,385,073	(11)	8.7%	50,000	*

* Represents less than 1%.

(1)	Fir Tree Inc. has shared dispositive power and shared voting power with respect to 122,098,108 shares of Series A-2 Preferred Stock which, as of April 2, 2015, is convertible on a 1-for-1 basis into 122,098,108 shares of Common Stock. Each of Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC have shared dispositive power and shared voting power with respect to 61,049,054 shares of Series A-2 Preferred Stock which, as of April 2, 2015, are convertible on a 1-for-1 basis into 61,049,054 shares of Common Stock. Fir Tree Inc. is the investment manager to Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC and has the power to exercise all voting rights with respect to the securities. In addition, as of April 2, 2015, as a result of the appointment by the holders of Restricted Stock of Fir Tree Inc. as their proxy and attorney-in-fact pursuant to the Restricted Stock Award Agreements between the Company and such holders, Fir Tree Inc. has the sole power to vote 8,014,876 shares of Restricted Stock, while the restrictions on such shares remain in effect, with respect to all matters to which the holders of Restricted Stock are entitled to vote.

(2)	As reported on its Schedule 13D filed with the SEC on August 9, 2013, Housatonic Equity Partners IV, L.L.C. serves as the sole general partner of each of Housatonic Equity Investors IV, L.P. and Housatonic Equity Affiliates IV, L.P. and has voting and investment control over the 7,718,143 shares of Common Stock owned by Housatonic Equity Investors IV, L.P. and the 355,806 shares of Common Stock owned by Housatonic Equity Affiliates IV, L.P.

(3)	Compartment IT2, LP has dispositive power and voting power with respect to 25,289,853 shares of Common Stock issued on December 31, 2014. Compartment IT2, LP previously held Class A membership interests in Communications Infrastructure Group, LLC (“CiG LLC”), an indirect subsidiary of the Company. On December 31, 2014, pursuant to the Amended and Restated Limited Liability Company Operating Agreement, dated June 30, 2012, as amended (the “CiG LLC Agreement”), of CiG LLC, the Class A membership interests in CiG LLC held by Compartment IT2, LP were automatically exchanged into 25,289,853 shares of Common Stock of the Company at a terminating exchange price of $0.2788 per share (the “IT2 Exchange Shares”). Pursuant to the CiG LLC Agreement, the IT2 Exchange Shares are to be delivered to the Company, on behalf and for the benefit of Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, and are to be held in trust until so delivered. Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC disclaim beneficial ownership of the IT2 Exchange Shares pursuant to Sections 13 and 16 of the Exchange Act.

(4)	Compartment IT5, LP has dispositive power and voting power with respect to 14,200,567 shares of Common Stock issued on December 31, 2014. Compartment IT5, LP previously held Class A membership interests in CiG LLC. On December 31, 2014, pursuant to the CiG LLC Agreement, the Class A membership interests in CiG LLC held by Compartment IT5, LP were automatically exchanged into 14,200,567 shares of Common Stock of the Company at a terminating exchange price of $0.2788 per share (the “IT5 Exchange Shares”). Pursuant to the CiG LLC Agreement, the IT5 Exchange Shares are to be delivered to the Company, on behalf and for the benefit of Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, and are to be held in trust until so delivered. Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC disclaim beneficial ownership of the IT5 Exchange Shares pursuant to Sections 13 and 16 of the Exchange Act.

(5)	Compartment IT9, LP has dispositive power and voting power with respect to 6,841,008 shares of Common Stock issued on March 31, 2015. Compartment IT9, LP previously held Class A membership interests in CiG LLC. On March 31, 2015, pursuant to the CiG LLC Agreement, the Class A membership interests in CiG LLC held by Compartment IT9, LP were automatically exchanged into 6,841,008 shares of Common Stock of the Company at a terminating exchange price of $0.0744 per share (the “IT9 Exchange Shares”). Pursuant to the CiG LLC Agreement, the IT9 Exchange Shares are to be delivered to the Company, on behalf and for the benefit of Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, and are to be held in trust until so delivered. Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC disclaim beneficial ownership of the IT9 Exchange Shares pursuant to Sections 13 and 16 of the Exchange Act.

(6)	Mr. Paul McGinn has sole voting power over 50,000 shares of Common Stock purchased during 2013 at $2.00 per share, and owns 6,317,890 shares of Restricted Stock. Under the terms of the Restricted Stock Awards pursuant to which Mr. McGinn received the Restricted Stock, Mr. McGinn has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. McGinn are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. McGinn.

(7)	Mr. Grant Barber owns 189,537 shares of Restricted Stock. Under the terms of the Restricted Stock Awards pursuant to which Mr. Barber received the Restricted Stock, Mr. Barber has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. Barber are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. Barber.

(8)	Mr. Gabriel Margent owns 189,537 shares of Restricted Stock. Under the terms of the Restricted Stock Awards pursuant to which Mr. Margent received the Restricted Stock, Mr. Margent has appointed Fir Tree Inc. to act as his proxy and attorney-in-fact to vote all of his shares of Restricted Stock with respect to all matters to which he is entitled to vote. The shares of Restricted Stock awarded to Mr. Margent are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. Margent.

(9)	Each of Messrs. Cohen and Troeller serves as an employee of Fir Tree Inc., which is the investment manager to Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC. However, neither Messrs. Cohen nor Troeller has any sole or shared power to vote or control the disposition of any shares of the Company.

(10)	Mr. Romain Gay-Crosier is deemed to beneficially own 638,109 shares of Restricted Stock. Mr. Gay-Crosier was granted 631,792 shares of Restricted Stock under the 2014 Equity Incentive Plan and Mr. Gay-Crosier’s wife, Ms. Kristin O’Connor, who is an employee of the Company, was granted 6,317 shares of Restricted Stock under the 2014 Equity Incentive Plan. Under the terms of the Restricted Stock Awards pursuant to which Mr. Gay-Crosier and his wife received the Restricted Stock, Mr. Gay-Crosier and his wife have each appointed Fir Tree Inc. to act as his/her proxy and attorney-in-fact to vote all of his/her shares of Restricted Stock with respect to all matters to which he/she is entitled to vote. The shares of Restricted Stock awarded to Mr. Gay-Crosier and his wife are subject to the vesting and other provisions set forth in the 2014 Equity Incentive Plan and Restricted Stock Awards pursuant to which such shares of Restricted Stock were awarded to Mr. Gay-Crosier and Ms. O’Connor. Mr. Gay-Crosier disclaims beneficial ownership with respect to any shares other than the shares owned of record by him.

(11)	The 7,385,073 shares beneficially owned by all executive officers and directors as a group includes shares owned by Paul McGinn, Romain Gay-Crosier (including shares held by his wife, for which he disclaims beneficial ownership), Gabriel Margent and Grant Barber. 7,335,073 shares of Restricted Stock owned by each of the Company’s officers and directors are included three times in the table in accordance with the rules governing disclosure of beneficial ownership (this figure includes 6,317,890 shares of Restricted Stock owned by Mr. McGinn, but does not include 50,000 shares of Common Stock owned by Mr. McGinn, which do not represent Restricted Stock, but rather were purchased by Mr. McGinn and which appear twice in the table). In addition to being shown as owned by the respective officer or director individually, shares owned by each officer and director are also included within the 7,385,073 shares beneficially owned by all executive officers and directors as a group. Of the 7,385,073 shares owned by the executive officers and directors as a group, 7,335,073 (including the shares owned by Mr. Gay-Crosier’s wife) are Restricted Stock, and are therefore also included within the 8,014,876 shares of Restricted Stock over which Fir Tree Inc. has voting power. The 8,014,876 shares of Restricted Stock over which Fir Tree Inc. has voting power include 7,335,073 shares owned by the Company’s officers and directors (including the shares owned by Mr. Gay-Crosier’s wife) and 679,803 shares of Restricted Stock owned by other employees of the Company. When counting these shares of Restricted Stock, Fir Tree Inc. has beneficial ownership of a total of 130,112,984 shares.

(12)	Based on the percentage of the Company's outstanding Common Stock. Shares of the Company's Common Stock subject to options, warrants, convertible securities and other derivative securities, which are currently exercisable or convertible or are exercisable or convertible within 60 days of April 2, 2015, are treated as outstanding and beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(13)	Based on the percentage of the Company's outstanding Common Stock, Series A-2 Preferred Stock and Series B Preferred Stock.

Changes in Control

The disclosure in Item 1 above under the caption “Recent Developments—Merger Agreement” is incorporated into this item by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding shares of our common stock that may have been issued under our 2014 Equity Incentive Plan and MIP.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	n/a	-
Equity compensation plans not approved by security holders	7,892,771	n/a	12,107,229.00
Total	7,892,771.00	n/a	$12,107,229

On January 29, 2014, the Company’s Compensation Committee approved the 2014 Equity Incentive Plan and issued restricted stock awards thereunder, as described herein. During 2014, there were 7,909,587 restricted stock awards issued, and 7,892,771 shares remain outstanding as of December 31, 2014.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than compensation arrangements for our named executive officers and directors, which are described in Item 11, and the interests of our officers and directors in the Merger, which are described in greater detail under the caption “Interests of Our Directors and Officers in the Merger” in the preliminary information statement on Schedule 14C filed with the SEC on April 6, 2015, which disclosure is incorporated by reference herein, there have been no transactions, since January 1, 2014, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest, except as follows:

•	On March 7, 2014, the Company and the Fir Tree Investors entered into a Second Supplemental Agreement (the “Second Supplemental Agreement”). Pursuant to the Second Supplemental Agreement, the Fir Tree Investors purchased an aggregate of 30,000 shares of Series A-1 Preferred Stock and 3,228,626 shares of Series A-2 Preferred Stock for an aggregate purchase price of $3,000,000. In addition, the Company issued to the Fir Tree Investors 3,900 shares of Series A-1 Preferred Stock and 402,596 shares of Series A-2 Preferred Stock in connection with an indemnification claim made by the Fir Tree Investors pursuant to the Purchase Agreement.

•	On December 10, 2014, the Company entered into two separate unsecured promissory notes with Fir Tree REF III Tower, LLC in the amount of $3.5 million, and Fir Tree Capital Opportunity (LN) Master Fund, L.P., in the amount of $3.5 million. Pursuant to the terms of the notes, each promissory note has a maturity date of August 1, 2018, and bears interest at 15% per annum on the principle balance, with such interest being paid or accrued on a quarterly basis.

•	On December 31, 2014, the Company entered into an agreement to terminate its Atypical Silent Partnership Agreement with InfraTrust Premium Sieben GmbH & Co. KG (“ITP7”), in exchange for an agreed upon cash payment of $450,000, together with an agreed extinguishment of the remaining net liability of $161,597. Pursuant to the termination agreement, there are no further obligations of either party under the partnership agreement.

•	During the year ended December 31, 2014, the Company employed Mr. McGinn’s step-daughter as its Inside Sales Manager. Her compensation for such year was $75,000 as base salary and an additional performance based bonus of $65,000.

Director Independence

As of the date of this Report, Mr. Gabriel Margent and Mr. Grant Barber are the only members of the Company’s Board of Directors who are deemed to be independent as defined in Rule 10A-(3) of the Exchange Act.

The Company’s Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating Committee and a Special Committee.

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

During the years ended December 31, 2014 and 2013, we incurred the following fees for services performed by our auditors, Malone Bailey LLP. These fees include audit fees of our annual and transition financial statements on Form 10-K, review of our quarterly financial statements on Form 10-Q. The other related fees mainly include audit of the acquisition of Liberty Towers and STAR:

	Years Ended December 31,
	2014	2013

Audit fees	$149,000	$171,980
Audit related fees	-	62,986
Total	$149,000	$234,966

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Report.

-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets for the Years Ended December 31, 2014 and 2013
-	Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
-	Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and 2013
-	Consolidated Statement of Cash Flows for the Year Ended December 31, 2014 and 2013
-	Notes to the Consolidated Financial Statements above
-	Management’s Annual Report on Internal Control over Financial Reporting

(a)	2. Financial Statements Schedules

(In thousands)	Schedule II - Valuation and Qualification Accounts

Description	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Valuation Allowance for deferred taxes:
Year Ended December 31, 2014	$5,440	$4,627	$-	$10,067
Year Ended December 31, 2013	$2,130	$3,310		$5,440

(a)	3. Exhibits

See the index to exhibits attached below

(b)	See item 15(a)(3) and separate Exhibits Index attached hereto
(c)	Not Applicable
93

Exhibits Index

		Incorporated by Reference
Exhibit No.	Description of Document	Registrant's Form	Filing Date	Exhibit Number	Filed Herewith

Exhibit 2.1	Agreement and Plan of Merger, dated as of March 20, 2015, among CiG Wireless Corp., Vertical Bridge Acquisitions, LLC and Vertical Steel Merger Sub Inc.	8-K	3/23/2015	2.1

Exhibit 2.2	First Amendment to Agreement and Plan of Merger, dated as of March 26, 2015, among CiG Wireless Corp., Vertical Bridge Acquisitions, LLC and Vertical Steel Merger Sub Inc.	PRE 14C	4/6/2015	Annex B

Exhibit 3.1	Articles of Incorporation.	S-1	4/25/2008	3.1

Exhibit 3.2	First Amended Articles of Incorporation.	10-Q	2/21/2012	3.4

Exhibit 3.3	Certificate of Designations of Series B 6% 2012 Convertible Redeemable Preferred Stock.	8-K	8/23/2012	3.5

Exhibit 3.4	Certificate of Designation, Preferences and Rights of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of CIG Wireless Corp.	8-K	8/7/2013	3.7

Exhibit 3.5	Amended and Restated Bylaws of CIG Wireless Corp.	10-Q	11/14/2014	3.1

Exhibit 3.6	Certificate of Amendment to Articles of Incorporation.				X

Exhibit 3.7	Amendment to Certificate of Designation of Series A-1 Non-Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of CiG Wireless Corp., dated as of February 10, 2015.	8-K	3/23/2015	3.1

Exhibit 10.26	Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated June 30, 2012.	10-Q	8/14/2012	10.26

Exhibit 10.30	Employment Agreement dated July 25, 2012 between CIG Wireless Corp and Paul McGinn.	10-Q	8/14/2012	10.30

Exhibit 10.31	Credit Agreement between CIG Comp Tower, LLC and Macquarie Bank Limited dated August 17, 2012. †	8-K/A	12/19/2012	10.1

Exhibit 10.32	Security Agreement, dated as of September 7, 2012, between CIG Comp Tower, LLC, CIG Properties, LLC and Macquarie Bank Limited. †	8-K	9/14/2012	10.2

Exhibit 10.33	Guaranty, dated as of September 7, 2012, by CIG Properties, LLC in favor of Macquarie Bank Limited. †	8-K	9/14/2012	10.3

Exhibit 10.34	Pledge Agreement, dated as of September 7, 2012, between CIG Properties, LLC and Macquarie Bank Limited .†	8-K/A	12/19/2012	10.4

Exhibit 10.35	Amendment No. 1, dated December 31, 2012, to the Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated June 30, 2012.	10-KT	2/14/2013	10.35

Exhibit 10.36	Certificate of Rescission of Amendment No. 1, dated December 31, 2012, to the Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated June 30, 2012.	10-KT	2/14/2013	10.36

Exhibit 10.37	Amendment No. 2, dated December 31, 2012, to the Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated June 30, 2012.	10-KT	2/14/2013	10.37

Exhibit 10.38	Securities Purchase Agreement, by and among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	8/7/2013	10.38

Exhibit 10.39	Registration Rights Agreement, by and among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	8/7/2013	10.39

Exhibit 10.40	Closing Agreement, by and between CiG Wireless Corp. and Liberty Towers, LLC, dated August 1, 2013.	8-K	8/7/2013	10.40

Exhibit 10.41	Rights Agreement, by and among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, LP, Fir Tree REF III Tower LLC, Housatonic Equity Investors IV, L.P., Housatonic Equity Affiliates IV, L.P. and Chesapeake Towers Development, LLC, dated August 1, 2013.	8-K	8/7/2013	10.41

Exhibit 10.42	Form of Stand Down Agreement, dated August 1, 2013, by and between CiG Wireless Corp. and the parties set forth on Schedule I thereto.	8-K	8/7/2013	10.42

Exhibit 10.43	Amendment No. 3, dated August 1, 2013, to the Amended and Restated Limited Liability Company Operating Agreement of Communications Infrastructure Group, LLC, dated June 30, 2012.	8-K	8/7/2013	10.43

Exhibit 10.44	Acknowledgement and Consent to Financing Transaction, dated as of August 1, 2013, delivered by Compartment IT2, LP, Compartment IT5, LP and Compartment IT9, LP.	8-K	8/7/2013	10.44

Exhibit 10.45	Form of Option Cancellation Agreement, dated August 1, 2013, by and between CiG Wireless Corp. and the Optionees set forth on Schedule I thereto.	8-K	8/7/2013	10.45

Exhibit 10.46	Amendment No. 1, dated August 1, 2013, to Executive Employment Agreement, dated July 25, 2012, by and between CiG Wireless Corp. and Paul McGinn.	8-K	8/7/2013	10.46

Exhibit 10.47	Amendment No. 1, dated August 1, 2013, to Executive Employment Agreement, dated May 3, 2013, by and between CiG Wireless Corp. and Michael Hofe.	8-K	8/7/2013	10.47

Exhibit 10.48	Amendment No. 1, dated August 1, 2013, to Executive Employment Agreement, dated May 3, 2013, by and between CiG Wireless Corp. and B. Eric Sivertsen.	8-K	8/7/2013	10.48

Exhibit 10.49	Termination Agreement, by and between CiG Wireless Corp. and ENEX Group Management, S.A., dated August 1, 2013.	8-K	8/7/2013	10.49

Exhibit 10.50	Termination Agreement, by and between CiG Wireless Corp. and CRG Finance AG, dated August 1, 2013.	8-K	8/7/2013	10.50

Exhibit 10.51	Equity Letter, by and among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, LP and Fir Tree REF III Tower LLC, dated August 1, 2013.	8-K	8/7/2013	10.51

Exhibit 10.52	Executive Employment Agreement, by and between CiG Wireless Corp. and Michael Hofe, dated as of May 3, 2013.	10-Q	8/14/2013	10.52

Exhibit 10.53	Executive Employment Agreement, by and between CiG Wireless Corp. and B. Eric Sivertsen, dated as of May 3, 2013.	10-Q	8/14/2013	10.53

Exhibit 10.54	Severance Agreement, by and between CiG Wireless Corp. and B. Eric Sivertsen, dated as of September 27, 2013.	8-K	11/15/2013	10.54

Exhibit 10.55	Supplemental Agreement, by and among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, dated December 18, 2013.	8-K	12/20/2013	10.1

Exhibit 10.56	CIG Wireless Corp. 2014 Equity Incentive Plan.	S-8	2/25/2014	10.56

Exhibit 10.57	Form of Restricted Stock Award.	8-K	3/5/2014	10.57

Exhibit 10.58	Restricted Stock Award to Paul McGinn, dated as of February 27, 2014. †	8-K	3/5/2014	10.58

Exhibit 10.59	Restricted Stock Award to Romain Gay-Crosier, dated as of February 27, 2014. †	8-K	3/5/2014	10.59

Exhibit 10.60	Restricted Stock Award to Gabriel Margent, dated as of February 27, 2014. †	8-K	3/5/2014	10.60

Exhibit 10.61	Restricted Stock Award to Grant Barber, dated as of February 27, 2014. †	8-K	3/5/2014	10.61

Exhibit 10.62	Second Supplemental Agreement, by and among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC, dated March 7, 2014.	8-K	3/13/2014	10.62

Exhibit 10.63	Executive Employment Agreement, dated as of March 25, 2014, by and between CiG Wireless Corp. and Romain Gay-Crosier.				X

Exhibit 10.64	Survival Period Termination Agreement, dated as of May 22, 2014, by and between CiG Wireless Corp. and Macquarie Capital (USA) Inc.				X

Exhibit 10.65	Commercial Lease for 11120 S. Crown Way, Suite 1, Wellington, FL 33414, dated as of May 30, 2014, by and between Wellington Land Development, LLC and CIG Wireless Corp.				X

Exhibit 10.66	Amendment to Survival Period Termination Agreement, dated as of August 25, 2014, by and between CiG Wireless Corp. and Macquarie Capital (USA) Inc.				X

Exhibit 10.67	Second Amendment to Credit Agreement, dated as of December 9, 2014, by and among CiG Comp Tower, LLC and Macquarie Bank Limited				X

Exhibit 10.68	Unsecured Promissory Note, dated December 10, 2014, by and between Fir Tree REF III Tower LLC and CiG Wireless Corp.				X

Exhibit 10.69	Unsecured Promissory Note, dated December 10, 2014, by and between Fir Tree Capital Opportunity (LN) Master Fund, L.P. and CiG Wireless Corp.				X

Exhibit 10.70	Indemnification and Joinder Agreement, dated as of March 20, 2015, among CiG Wireless Corp., Vertical Bridge Acquisitions, LLC, Vertical Steel Merger Sub Inc., Vertical Bridge Holdco, LLC, Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC.	8-K	3/23/2015	10.1

Exhibit 10.71	Support Agreement, dated as of March 20, 2015, among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC.	8-K	3/23/2015	10.2

Exhibit 10.72	Funding Agreement, dated as of March 20, 2015, among CiG Wireless Corp., Fir Tree Capital Opportunity (LN) Master Fund, L.P. and Fir Tree REF III Tower LLC.	8-K	3/23/2015	10.3

Exhibit 10.73	Amendment No. 2 to the Employment Agreement, dated as of March 20, 2015, between CiG Wireless Corp. and Paul McGinn.	8-K	3/23/2015	10.4

Exhibit 10.74	CIG Wireless Corp. 2015 Incentive Bonus Plan.	8-K	3/24/2015	10.1

Exhibit 10.75	Incentive Bonus Plan Agreement with Paul McGinn, dated as of March 20, 2015.	8-K	3/24/2015	10.2

Exhibit 10.76	Incentive Bonus Plan Agreement with Romain Gay-Crosier, dated as of March 20, 2015.	8-K	3/24/2015	10.3

Exhibit 10.77	Incentive Bonus Plan Agreement with Michael Hofe, dated as of March 20, 2015.	8-K	3/24/2015	10.4

Exhibit 14.1	Code of Ethics incorporated by reference.	10-K	2/6/2012	14.1

Exhibit 21.1	List of Subsidiaries.				X

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X *

Exhibit 99.3	Whistleblower Procedures Policy.	10-K	2/6/2012	99.3

Exhibit 99.4	Compensation Committee Charter.	10-KT	2/14/2013	99.4

Exhibit 99.5	Nominating Committee Charter.	10-KT	2/14/2013	99.5

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Definition Linkbase**

101.LAB	XBRL Taxonomy Extension label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

†	The registrant has requested confidential treatment with respect to certain portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	To be filed by amendment.

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

Dated: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul McGinn
Name:	Paul McGinn
Title:	Chairman
Dated:	April 15, 2015

/s/ Gabriel Margent
Name:	Gabriel Margent
Title:	Director
Dated:	April 15, 2015

/s/ Grant Barber
Name:	Grant Barber
Title:	Director
Dated:	April 15, 2015

/s/ Jarret Cohen
Name:	Jarret Cohen
Title:	Director
Dated:	April 15, 2015

/s/ Scott Troeller
Name:	Scott Troeller
Title:	Director
Dated:	April 15, 2015

