Form 10-K/A
period 2014-12-31
CIG WIRELESS CORP.
filed 2015-04-16
CIK 1432754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend the Annual Report on Form 10-K of CIG Wireless Corp. for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015 (the “Form 10-K”), solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Dated: April 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul McGinn
Name:	Paul McGinn
Title:	Chairman
Dated:	April 16, 2015

/s/ Gabriel Margent
Name:	Gabriel Margent
Title:	Director
Dated:	April 16, 2015

/s/ Grant Barber
Name:	Grant Barber
Title:	Director
Dated:	April 16, 2015

/s/ Jarret Cohen
Name:	Jarret Cohen
Title:	Director
Dated:	April 16, 2015

/s/ Scott Troeller
Name:	Scott Troeller
Title:	Director
Dated:	April 16, 2015

Exhibits Index

Exhibit No.	Description of Document

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.